Form 10-Q
period 1996-06-30
RECONDITIONED SYSTEMS INC
filed 1996-08-14
CIK 891915

                                  FORM 10-QSB
                    U.S. Securities and Exchange Commission
                            Washington D. C., 20549

                                   (MARK ONE)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

         For the transition period from__________ to ___________.


                         Commission file number 0-20924


                           RECONDITIONED SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                  ARIZONA                                                         86-0576290
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

                     444 WEST FAIRMONT, TEMPE, ARIZONA 85282
                    (Address of principal executive offices)

                                  602-968-1772
                           (Issuer's telephone number)

       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No   .
                                                              ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 1996, the number of shares outstanding of the Registrant's common stock and Class B Warrants were 1,473,788 and 250,000, respectively.

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1






                           RECONDITIONED SYSTEMS, INC.


                              FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                           RECONDITIONED SYSTEMS, INC.
 -------------------------------------------------------------------------------
                                  BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)
 -------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             193,940
         Accounts receivable - trade, net of allowance
                  for doubtful accounts of $16,556                             899,237
         Inventory                                                           1,181,439
         Prepaid expenses and other current assets                              60,982
                                                                             ---------

                  TOTAL CURRENT ASSETS                                       2,335,598

PROPERTY AND EQUIPMENT:
         Machinery and equipment                            216,310
         Office furniture and equipment                     224,311
         Leasehold improvements                              35,620
         Vehicles                                            13,632
                                                            -------
                                                            489,873
         Accumulated depreciation                           285,916            203,957
                                                            -------

OTHER ASSETS:
         Refundable deposits & other                                            46,159
                                                                             ---------
                                                                             2,585,714
                                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                                         680,070
         Current maturities of long-term debt                                   47,615
         Accounts payable                                                      429,797
         Accrued expenses and other current liabilities                        125,727
                                                                             ---------

                  TOTAL CURRENT LIABILITIES                                  1,283,209

LONG-TERM DEBT, LESS CURRENT MATURITIES                                         71,282

STOCKHOLDERS' EQUITY                                                         1,231,223
                                                                             ---------
                                                                             2,585,714
                                                                             =========

                           RECONDITIONED SYSTEMS, INC.
 ------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)
 ------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                                1995             1996
                                                              ---------------------------

Sales                                                         2,851,415         1,887,487
Cost of sales                                                 2,289,284         1,453,033
                                                              ---------         ---------

Gross profit                                                    562,131           434,454

Selling & administrative expenses                               591,185           304,986
                                                              ---------         ---------

Income (loss) from operations                                   (29,054)          129,468
                                                              ---------         ---------

Other income (expense):
         Interest income                                             56             1,322
         Interest expense                                       (26,129)          (29,978)
         Other                                                    3,728                28
                                                              ---------         ---------
                                                                (22,345)          (28,628)
                                                              ---------         ---------

Income (loss) before provision
     for income taxes                                           (51,399)          100,840

Provision for income taxes                                            0                 0
                                                              ---------         ---------

Net income (loss)                                               (51,399)          100,840
                                                              =========         =========


Income (loss) per common share (Notes 1 and 2)                     (.04)              .07
                                                              =========         =========
Weighted average number
     of shares outstanding (Notes 1 and 2)                    1,461,069         1,473,788
                                                              =========         =========

                           RECONDITIONED SYSTEMS, INC.
 ------------------------------------------------------------------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED MARCH 31, 1996 AND THE THREE MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)
 ------------------------------------------------------------------------------


                       COMMON       COMMON    PREFERRED    PREFERRED     RETAINED     TREASURY
                        STOCK        STOCK        STOCK        STOCK     EARNINGS   STOCK (134        TOTAL
                       SHARES       AMOUNT       SHARES       AMOUNT    (DEFICIT)      SHARES)
- ------------------------------------------------------------------------------------------------------------
BALANCE AT
MARCH 31, 1995      1,533,000    2,445,618      555,555    2,156,717   (1,737,266)      (3,754)   2,861,315

CONVERSION OF
REDEEMABLE             12,000       43,525                                                           43,525
COMMON STOCK

PURCHASE OF
CORPORATE              76,300                                                                             0
UPHOLSTERY, INC.


NET LOSS                                                               (1,728,052)               (1,728,052)

BALANCE AT
MARCH 31, 1996      1,621,300    2,489,143      555,555    2,156,717   (3,465,318)      (3,754)   1,176,788

CONVERSION OF
PREFERRED STOCK     7,222,228    2,110,312     (555,555)  (2,156,717)                               (46,405)
TO COMMON STOCK
, NET OF COSTS
OF $46,405
(NOTE 2)

REVERSE SPLIT
OF COMMON STOCK    (7,369,606)                                                                            0
(NOTE 2)

NET INCOME                                                                100,840                   100,840
- ------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE
30, 1996            1,473,922    4,599,455            0            0   (3,364,478)      (3,754)   1,231,223

                           RECONDITIONED SYSTEMS, INC.
 ------------------------------------------------------------------------------

                             STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)
 ------------------------------------------------------------------------------


                                                                  THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                  1995            1996
                                                                  ----            ----
Cash and cash equivalents
provided (used) by operating
activities                                                       5,404          (252,807)

Cash and cash equivalents
provided (used) by investing
activities                                                            0           (4,957)

Cash and cash equivalents
provided (used) by financing
activities                                                        9,223          351,006
                                                                 ------          -------

Increase (decrease) in cash
and cash equivalents                                             14,627           93,242

Cash and cash equivalents,
beginning of period                                              89,558          100,698
                                                                -------          -------

Cash and cash equivalents,
end of period                                                   104,185          193,940
                                                                =======          =======

                           RECONDITIONED SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
 ------------------------------------------------------------------------------

                                     NOTE 1.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 ------------------------------------------------------------------------------

BASIS OF PRESENTATION:

         The accompanying Statement of Operations for the three months ended June 30, 1995, Statement of Stockholders's Equity for the year ended March 31, 1996, and Statement of Cash Flows for the three months ended June 30, 1995, are consolidated statements and include all of the accounts of the Company and its wholly-owned subsidiaries: RSI Integrated Parts, Inc., RSI Acquisitions, Inc., Corporate Upholstery, Inc., and Facility Options Group, Inc. All intercompany accounts and transactions were eliminated in the consolidation of these statements. All of the aforementioned subsidiaries were closed as of March 31, 1996, and, as such, the accompanying Balance Sheet as of June 30, 1996, Statement of Operations for the three months ended June 30, 1996, Statement of Stockholders' Equity for the three months ended June 30, 1996, and Statement of Cash Flows for the three months ended June 30, 1996, include only the accounts and transactions of the Company.

INTERIM FINANCIAL STATEMENTS:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996.

INCOME (LOSS) PER SHARE:

         The computation of income (loss) per share is based on the net income
         (loss) and the weighted average number of common shares outstanding for each period. Outstanding warrants are not included in the computation of income (loss) per share because their effect would be antidilutive. The income (loss) per share and the weighted average number of shares outstanding for the periods presented give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996 (see Note 2).



                                     NOTE 2.
                                SUBSEQUENT EVENT
- --------------------------------------------------------------------------------

On August 5, 1996, at the Company's annual shareholders meeting, the Company's shareholders approved, among other things, a reorganization of the Company's capital structure. The reorganization, which was effective on August 12, 1996, consisted of the automatic conversion of each share of the Company's Series A Convertible Preferred Stock, together with any and all accrued but unpaid dividends through the conversion date, into thirteen shares of common stock and a one-for-six reverse stock split (immediately following the preferred stock conversion). The accompanying financial statements give retroactive effect to these transactions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's ability to maintain and increase current sales levels, maintain a collection rate at or near its standard terms, and maintain annual inventory turns of at least 4. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

RESULTS OF OPERATIONS

Reconditioned Systems, Inc. ("RSI" or the "Company") reported net income of $100,840 for the three month period ended June 30, 1996 (the "reporting quarter") compared to a net loss of $51,399 for the quarter ended June 30, 1995 (the "comparable quarter"). The improvement to the Company's net income is primarily attributable to RSI's restructuring program which was completed during the quarter ended September 30, 1995. The restructuring program downsized the Company to its original form by closing all of its subsidiaries. RSI, not including the losses of subsidiaries closed as part of its restructuring program, had net income of $99,369 for the comparable period.

The Company's sales for the reporting quarter were $1,887,487 which represents a $963,928 or 34% decrease over the comparable quarter. This decrease was attributable to the downsizing that was done in conjunction with the Company's restructuring program. Sales at RSI, excluding sales by the subsidiaries which were closed as part of the restructuring, were $1,880,608 for the comparable quarter.

The Company's gross profit margin during the reporting quarter was 23.0% which represents a 3.3% improvement over the comparable period's gross profit percentage of 19.7%. Again, this margin improvement was due to the restructuring since RSI's gross profit margin, not including the subsidiaries closed as part of the restructuring, was 22.8% for the comparable period.

The Company's selling and administrative expenses for the reporting quarter were 16.2% of sales as compared with 20.7% during the comparable quarter. The improvement in the reporting quarter was again achieved as a result of the downsizing that was done as part of the Company's restructuring program. RSI's selling and administrative expenses, not including the subsidiaries closed as part of the restructuring, were 16.4% of sales for the comparable quarter.

The Company's other income and expenses, which consists primarily of interest expense, was $28,628 and $22,345 during the reporting and comparable periods, respectively. The slight increase in this amount is primarily attributable to the fact that the Company's new lender, Norwest Business Credit, Inc., is charging the Company a higher borrowing rate than the Company's former lender.

As is evidenced by the above discussion, excluding the results of the subsidiaries closed as part of the Company's restructuring, RSI's operating results for the reporting and comparable quarters were substantially similar. The Company's management believes that the key to maintaining and improving upon the operating results achieved during the reporting and comparable periods is to maintain or improve upon the sales levels attained during these quarters. During the year ended March 31, 1996, the Company was unable to maintain the sales levels. Following its sales of $1,880,608 during the comparable quarter, the Company reported sales (excluding subsidiaries) of $1,152,454 for the quarter ended September 30, 1995, $1,493,557 for the quarter ended December 31, 1995, and $1,503,104 for the quarter ended March 31, 1996. As a result, net income levels also dropped significantly during these periods.

During the reporting period and during the period from June 30, 1996, to the date of this report, management has taken action in an attempt to achieve the Company's desired goal of maintaining or improving upon the $1,887,487 of sales during the reporting period. As of the beginning of the reporting period, April 1, 1996, the Company had four salespeople focusing on the local retail market and two salespeople focusing on non-local wholesale sales. Currently, the Company has six salespeople focusing on the local retail market in Phoenix, one salesperson focusing on the local retail market in Tucson, two salespeople focusing on non-local wholesale sales, and it has created a sales manager position to train new salespeople as well as monitor the activities of existing salespeople. Management believes that all individual salespeople have variations in their sales from month-to-month and, as such, the key to maintaining or improving upon the reporting period's sales is to have enough salespeople in enough different markets so that the Company is not relying upon each salesperson to maximize his or her potential each and every month for the Company to simply reach its sales goals. Because training time varies from individual to individual and the success rate of new salespeople is not 100%, there can be no assurance that the actions taken by management to maintain or improve on the reporting period's sales levels will be effective for the quarter ended September 30, 1996 or any subsequent period. The Company intends to continue to selectively add to its sales staff both locally and in other nearby markets.

FINANCIAL CONDITION AND LIQUIDITY

As a result of the net income for the reporting period and the reorganization of the Company's capital structure that was approved at the annual shareholders meeting on August 5, 1996, the Company's financial condition and liquidity has improved dramatically since March 31, 1996. The automatic conversion of each outstanding share of Series A Convertible Preferred Stock and accrued dividends into 13 shares of common stock relieved the Company of accrued but unpaid dividends of approximately $337,500 and the burden of the $56,250 per quarter dividend going forward.

As of June 30, 1996, the Company's financial condition and liquidity is sufficient to sustain current operating levels and pursue gradual and focused growth. The Company has net worth of $1,231,223 and working capital of $1,052,389. In addition, as of the date of this report, the Company has a balance of approximately $500,000 and total availability of approximately $400,000 on its line of credit with Norwest Business Credit, Inc. Since the total availability under this line of credit agreement is based upon accounts receivable and inventory up to a maximum amount of $1.2 million, this arrangement should provide the Company with the short-term working capital required for gradual growth. As of June 30, 1996, the Company was in compliance with all of the financial covenants required by this financing agreement.

With the elimination of the preferred stock dividend, the three items which now primarily control the Company's financial condition and liquidity are its results of operations, its collection of accounts receivable, and its ability to turn inventory. The results of operations during the reporting period were discussed above. The second item, the number of days sales in accounts receivable as of June 30, 1996, was 44 as compared to 25 as of March 31, 1996. This slow-down in collections was the primary reason that the Company's operations used $252,807 of cash during the reporting period. Because the Company's standard terms are net 30 days from existing customers and 50% down and 50% net 30 days from new customers, the Company views the 25 days at March 31, 1996 as an anomaly and does not expect to maintain a collection rate under 30 days in the future. In addition, as of June 30, 1996, there was a large receivable due from one customer that was paid after the quarter ended. Not including this customer, the number of days sales in accounts receivable as of June 30, 1996, would have been 36 days and the amount of cash used by the Company's operations would have been reduced by nearly 60%. For the reporting period the Company turned its inventory at an annualized rate of approximately
4.5 times as compared to 4.7 times for the year ended March 31, 1996. As such, the current inventory turnover level is consistent with what was achieved during last fiscal year and with management's expectation that is should turn inventories a minimum of 4 times annually.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During February, 1994, the Company issued 555,555 shares of 9% Series A Convertible Preferred Stock. The dividend requirement on this preferred stock was $56,282 per quarter and the last dividend paid was during February, 1995, resulting in an arrearage in the amount of $337,692 as of August 1, 1996. Effective August 12, 1996, the 9% Series A Convertible Preferred Stock and the accrued dividends were converted to Common Stock (see below under Item 4).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 5, 1996, the Company held its annual shareholders meeting. The following six proposals were presented at the meeting:

1. To consider and act upon a proposal (the "Preferred Stock Proposal") to amend the Company's Articles of Incorporation to provide for the automatic conversion, on August 12, 1996, of each outstanding share of the Company's Series A Convertible Preferred Stock, no par value ( the "Preferred Stock"), together with any and all accrued but unpaid dividends through the conversion date, into 13 shares of the Company's Common Stock, no par value (the "Common Stock").

2. If the Preferred Stock Proposal is approved by the Stockholders, to consider and act upon a proposal to amend the Company's Articles of Incorporation to effect a six-to-one reverse stock split of the Company's presently issued shares of Common Stock (including the shares of Common Stock into which the Preferred Stock will be converted pursuant to the Preferred Stock Proposal).

3. Whether or not the Preferred Stock Proposal is approved by the Stockholders, to consider and act upon a proposal to amend the Company's Articles of Incorporation to make certain technical corrections and to eliminate, in certain circumstances, the liability of directors to the Company and the Stockholders.

4. Whether or not the Preferred Stock Proposal is approved by the Stockholders, to consider and act upon a proposal to amend and restate the Company's Bylaws.

5. To elect as directors to the Board of Directors Wayne Collignon, Dirk Anderson, and Scott Ryan.

6. To consider and act upon a proposal to ratify the appointment of Semple & Cooper, PLC as the Company's independent public accountants for the fiscal year ending March 31, 1997.

All six proposals were passed at the meeting and the following table provides the results of the voting:

==========================================================================================================================
Proposal           Shares Eligible                  Voted For                Voted Against              Abstentions
- --------------------------------------------------------------------------------------------------------------------------
                 Preferred          Common    Preferred         Common    Preferred       Common   Preferred       Common
==========================================================================================================================

==========================================================================================================================
1                  555,555       1,620,500       364,443     1,160,136        5,555        1,600           0            0
- --------------------------------------------------------------------------------------------------------------------------
2                  555,555       1,620,500       364,443     1,160,136            0        1,600       5,555            0
- --------------------------------------------------------------------------------------------------------------------------
3                  555,555       1,620,500       364,443     1,160,136        5,555        1,600           0            0
- --------------------------------------------------------------------------------------------------------------------------
4                  555,555       1,620,500       364,443     1,159,936            0        1,500       5,555          300
- --------------------------------------------------------------------------------------------------------------------------
5  (1)             555,555       1,620,500       369,998     1,160,336            0            0           0        1,400
- --------------------------------------------------------------------------------------------------------------------------
6                  555,555       1,620,500       364,443     1,161,736            0            0       5,555            0
==========================================================================================================================

(1) The votes listed in this row were identical for Wayne Collignon, Dirk Anderson, and Scott Ryan

ITEM  5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed herewith pursuant to Regulation S-B:

NO.               DESCRIPTION                                             REFERENCE
- ---               -----------                                             ---------
3.1     Amended and Restated Articles of Incorporation                        (3)

3.2     Amended and Restated Bylaws                                           (3)

4.1     Form of Stock Certificate                                             (1)

4.2     Form of Class A and Class B Warrant                                   (1)

4.3     Form of Series A Preferred Stock Agreement                            (2)

10.1    Lease Agreement, dated April 12, 1990 between Boston
        Safe Deposit and Trust Company, as Lessor, and Registrant
        as Lessee                                                             (1)

10.11   Purchase Agreement between Registrant and Corporate
        Upholstery, Inc.                                                      (4)

10.16   Purchase Agreement between Registrant and Facility Options
        Group, Inc.                                                           (5)

10.17   Loan document between National Bank of Arizona and Registrant         (6)

10.18   Agreement for Surrender and Cancellation of Redemption Right
        between Larry Henry and Registrant                                    (7)

10.21*  Employment Agreement between Registrant and Wayne Collignon           (8)

10.22*  Employment Agreement between Registrant and Dirk Anderson             (8)

10.23   Third amendment to the Lease between Registrant, as Lessee,
        and Newhew Associates, as Lessor                                      (8)

10.24   Loan documents between Registrant and Norwest Business Credit         (8)

27      Financial Data Schedule                                               (9)


(1) Filed with Registration Statement on Form S-18, No. 33-51980-L:A, under Securities Act of 1933, as declared effective on December 17, 1992.

(2) Filed with Form 10-KSB on June 29, 1994.

(3) Filed with the Company's definitive proxy statement on July 10, 1996

(4) Filed with Form 8 amendment on May 17, 1993, amending 8-K filed on April 30, 1993

(5) Filed with Form 8-K on August 17, 1993

(6) Filed with Form 10-KSB on July 13, 1995

(7) Filed with Form 10-KSB on June 20, 1994

(8) Filed with Form 10-KSB on July 10, 1996

(9) Filed herewith

REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:    August 14, 1996                   /S/  Wayne R. Collignon
         ---------------------------       -----------------------
                                           Wayne R. Collignon, President and CEO


Date:    August 14, 1996                   /S/  Dirk D. Anderson
         ---------------------------       ---------------------
                                           Dirk D. Anderson, CFO