Form 10QSB
period 1996-09-30
RECONDITIONED SYSTEMS INC
filed 1996-11-14
CIK 891915

                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   (MARK ONE)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 1996, the number of shares outstanding of the Registrant's common stock and Class B Warrants were 1,473,788 and 250,000, respectively.

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1













                           RECONDITIONED SYSTEMS, INC.


                         UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------
                                  BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                  ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                    257,829
         Accounts receivable - trade, net of allowance
                  for doubtful accounts of $24,938                                    592,551
         Inventory                                                                  1,027,066
         Prepaid expenses and other current assets                                    200,965
                                                                                    ---------

                  TOTAL CURRENT ASSETS                                              2,078,411

PROPERTY AND EQUIPMENT:
         Machinery and equipment                                   216,311
         Office furniture and equipment                            241,399
         Leasehold improvements                                     35,620
         Vehicles                                                   13,632
                                                                   -------
                                                                   506,962
         Accumulated depreciation                                  301,731            205,231
                                                                   -------

OTHER ASSETS:
         Refundable deposits                                        14,649
         Other                                                      28,301             42,950
                                                                   -------          ---------

                                                                                    2,326,592
                                                                                    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Note payable (Note 4)                                                        527,374
         Current maturities of long-term debt                                          49,049
         Accounts payable                                                             308,900
         Accrued expenses and other current liabilities                               138,332
                                                                                    ---------

                  TOTAL CURRENT LIABILITIES                                         1,023,655

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                58,298

STOCKHOLDERS' EQUITY                                                                1,244,639
                                                                                    ---------
                                                                                    2,326,592
                                                                                    =========

                            RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                             STATEMENT OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                               1995               1996                  1995                1996
                                               ----               ----                  ----                ----


Sales                                       2,123,621            1,408,927            4,975,036            3,296,414
Cost of sales                               1,757,799            1,060,075            4,047,083            2,513,108
                                           ----------           ----------           ----------           ----------

Gross profit                                  365,822              348,852              927,953              783,306

Selling & administrative expenses             636,593              295,327            1,227,778              600,313
Restructuring charges                       1,434,028                    0            1,434,028                    0
                                           ----------           ----------           ----------           ----------

Income (loss) from operations              (1,704,799)              53,525           (1,733,853)             182,993
                                           ----------           ----------           ----------           ----------

Other income (expense):
         Interest income                          769                3,210                  825                4,532
         Interest expense                     (28,656)             (29,681)             (54,785)             (59,659)
         Other                                 19,197                  (28)              22,928                    0
                                           ----------           ----------           ----------           ----------
                                               (8,690)             (26,499)             (31,032)             (55,127)
                                           ----------           ----------           ----------           ----------


Net income (loss)                          (1,713,489)              27,026           (1,764,885              127,866
                                           ==========           ==========           ==========           ==========

Earnings (loss) per common
and common equivalent share*                    (1.17)                 .02                (1.21)                 .08
                                           ==========           ==========           ==========           ==========

Weighted average number
     of shares outstanding                  1,465,308            1,569,430            1,463,189            1,522,805
                                           ==========           ==========           ==========           ==========








* -The 1995 losses per share have been restated to give retroactive effect to the reorganization of the Company's capital structure (See Note 2).

                           RECONDITIONED SYSTEMS, INC.
-------------------------------------------------------------------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE EIGHTEEN MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)
-------------------------------------------------------------------------------


                       COMMON         COMMON      PREFERRED     PREFERRED        RETAINED       TREASURY
                        STOCK          STOCK        STOCK         STOCK          EARNINGS        STOCK          TOTAL
                       SHARES         AMOUNT        SHARES        AMOUNT         (DEFICIT)    (134 SHARES)      -----
                       ------         ------        ------        ------         ---------    ------------
BALANCE AT
MARCH 31, 1995        1,533,000      2,445,618      555,555       2,156,717      (1,737,266)     (3,754)      2,861,315

PURCHASE OF
CORPORATE                76,300
UPHOLSTERY,
INC

CONVERSION OF
REDEEMABLE               12,000         43,525                                                                   43,525
COMMON STOCK

NET LOSS                                                                         (1,728,052)                 (1,728,052)
BALANCE AT
MARCH 31, 1996        1,621,300      2,489,143      555,555       2,156,717      (3,465,318)     (3,754)      1,176,788

CONVERSION OF
PREFERRED STOCK       7,222,228      2,096,702     (555,555)     (2,156,717)                                    (60,015)
TO COMMON
STOCK, NET OF
COSTS OF $60,015
(NOTE 2)

REVERSE SPLIT OF
COMMON STOCK         (7,369,606)                                                                                      0
(NOTE 2)

NET INCOME                                                                          127,866                     127,866
                     ----------      ---------     ---------     -----------     ----------      ------       ---------

BALANCE AT
SEPTEMBER 31,         1,473,922      4,585,845            0               0      (3,337,452)     (3,754)      1,244,639
1996

                           RECONDITIONED SYSTEMS, INC.
-------------------------------------------------------------------------------

                             STATEMENT OF CASH FLOWS
  FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                        1995              1996                1995               1996
                                        ----              ----                ----               ----
Cash and cash equivalents
provided (used) by operating
activities                             529,636            249,257            535,040             (3,550)

Cash and cash equivalents
used by investing
activities                              (6,077)           (15,838)            (6,077)           (20,795)

Cash and cash equivalents
provided (used) by financing
activities                            (445,564)          (169,530)          (436,341)           181,476
                                      --------           --------           --------           --------


Increase in cash
and cash equivalents                    77,995             63,889             92,622            157,131

Cash and cash equivalents,
beginning of period                    104,185            193,940             89,558            100,698
                                      --------           --------           --------           --------


Cash and cash equivalents,
end of period                          182,180            257,829            182,180            257,829
                                      ========           ========           ========           ========

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                     NOTE 1.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

BASIS OF PRESENTATION:

         The accompanying Statement of Operations for the three and six months ended September 30, 1995, Statement of Stockholders' Equity for the year ended March 31, 1996, and Statement of Cash Flows for the three and six months ended September 30, 1995, are consolidated statements and include all of the accounts of the Company and its wholly-owned subsidiaries: RSI Integrated Parts, Inc., RSI Acquisitions, Inc., Corporate Upholstery, Inc., and Facility Options Group, Inc. All intercompany accounts and transactions were eliminated in the consolidation of these statements. All of the aforementioned subsidiaries were closed as of March 31, 1996, and, as such, the accompanying Balance Sheet as of September 30, 1996, Statement of Operations for the six months ended September 30, 1996, Statement of Stockholders' Equity for the three and six months ended September 30, 1996, and Statement of Cash Flows for the six months ended September 30, 1996, include only the accounts and transactions of the Company.

INTERIM FINANCIAL STATEMENTS:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1996.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         The computation of earnings (loss) per share is based on the net income
         (loss) and the weighted average number shares of common stock and common stock equivalents outstanding for each period. Certain stock options outstanding are considered common stock equivalents during the reporting quarter and period, and were accounted for under the Treasury Stock method. These stock options were not included in the computation of earnings (loss) per share during the comparable quarter or the comparable period, as their effect would be antidilutive. In addition, certain outstanding warrants are not included in the computation of earnings (loss) per share because their effect would be antidilutive. Fully diluted earnings per share were not materially different from primary earnings per share. The earnings (loss) per share and the weighted average number of shares outstanding for the periods presented give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996 (see Note 2).

                           RECONDITIONED SYSTEMS, INC.
                         NOTES TO STATEMENTS (CONTINUED)
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                     NOTE 2.
                       REORGANIZATION OF CAPITAL STRUCTURE
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

                                     NOTE 3.
                              COMMON STOCK OPTIONS
-------------------------------------------------------------------------------

On August 19, 1996, the Board of Directors approved the repricing of 100,000 stock options held by the Company's President and Chief Executive Officer, and 100,000 stock options held by the Company's Chief Financial Officer from $2.75 per share to $1.00 per share. In addition, at the same time, the Board issued 100,000 stock options with an exercise price of $1.00 per share to the Company's Chairman of the Board. All of these stock options are presently exercisable; provided, however, that the holders may not sell or otherwise transfer any shares acquired upon exercise of the options until August 19, 1997. The Company has agreed to register the shares issuable upon exercise of the option by filing a registration statement on Form S-8 with the Securities and Exchange Commission. The option exercise price equals the fair market value of the underlying common stock on August 19, 1996.

-------------------------------------------------------------------------------

                                     NOTE 4.
                                SUBSEQUENT EVENT
-------------------------------------------------------------------------------

Norwest Business Credit, Inc. has amended the terms of the Company's revolving line of credit agreement. As of November 1, 1996 the applicable rate of interest under the line of credit was reduced to the bank's base rate plus four percent (4%), and the minimum monthly interest requirement was reduced to $4,000. In addition, per the terms of the amendment, if the net income of the Company meets or exceeds $200,000 for the fiscal year ended March 31, 1997, the interest rate will be further reduced to the bank's base rate plus three percent (3%), with a minimum monthly interest requirement of $2,500. The amendment also extended the expiration of the revolving line of credit to February 28, 2000.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Reconditioned Systems, Inc. ("RSI" or the "Company") reported net income of $27,026 for the three month period ended September 30, 1996 (hereinafter the "reporting quarter") compared to a net loss of $1,713,489 for the three month period ended September 30, 1995 (hereinafter the "comparable quarter"). The improvement to the Company's net income was primarily attributable to the effect of RSI's restructuring program which was completed and resulted in a $1,434,028 charge during the comparable quarter. The restructuring program downsized the Company to its original form by closing all of its subsidiaries. RSI, not including the losses of subsidiaries closed as part of its restructuring program, had a net loss of $72,978 for the comparable quarter primarily as a result of management's focus on the restructuring program.

The Company's revenues for the reporting quarter were $1,408,927 which represents a $714,694 or 34% decrease from the comparable quarter. This decrease was attributable to the downsizing that was done in conjunction with the Company's restructuring program. RSI, excluding sales by the subsidiaries closed as part of the restructuring, had sales of $1,152,454 for the comparable quarter. The 22% increase in sales at RSI from the comparable to the reporting quarters was due to unusually low sales at RSI during the comparable quarter which resulted from management's focus on the restructuring program. During the comparable quarter, management's time and energies were primarily focused on closing the subsidiary operations and the entire Company was adversely affected by the uncertainties the restructuring created.

Sales at RSI since it closed its subsidiaries were $1,493,557 for the quarter ended December 31, 1995, $1,503,104 for the quarter ended March 31, 1996, $1,887,487 for the quarter ended June 30, 1996, and $1,408,927 for the reporting quarter. Management believes these fluctuations in sales are due to the variations in the sales performance of its individual salespeople from month-to-month, and a key to maintaining and sequentially improving sales is to employ sufficient salespeople in expanded territories so that individual performance becomes less critical for the Company to reach its sales goals. Based on these beliefs, management has taken steps to further develop its sales staff and expand into other regional markets.

As of the beginning of the reporting period, April 1, 1996, the Company had four salespeople focusing on the local retail market and two salespeople focusing on non-local wholesale sales. Currently, the Company has six salespeople focusing on the local retail market in Phoenix, one salesperson focusing on the local retail market in Tucson, one salesperson focusing on non-local wholesale sales, and it has created a sales manager position to train new salespeople as well as monitor the activities of existing salespeople. The Company also plans to increase its sales personnel within the non-local wholesale sales department. Because training time varies from individual to individual and the success rate of new salespeople is not 100%, there can be no assurance that the actions taken by management to maintain or improve on the reporting quarter's sales levels will be effective for the quarter ended December 31, 1996 or any subsequent period. The Company intends to continue to selectively add to its sales staff both locally and in other nearby markets.

The Company's gross profit margin during the reporting quarter was 25%, compared with 17% for the comparable quarter. RSI's gross margin, not including the subsidiaries closed as part of the restructuring plan for the comparable quarter was 12%. The low margin for the comparable quarter was adversely affected by RSI's unusually low sales in the comparable quarter where the Company's plant was not near full capacity. Since the fixed costs associated with the plant were then spread over less sales, the gross profit margin on these sales was less than it is during a period in which the plant operates closer to full capacity. The increase in the margin during the reporting quarter reflects the results of the Company operating at a volume closer to the maximum production capacity.

The Company's selling and administrative expenses for the reporting quarter were 21% of sales as compared with 30% during the comparable quarter. This improvement in the reporting quarter was achieved as a result of the downsizing of the Company through implementation of its restructuring program. RSI's selling and administrative expenses, not including the subsidiaries closed as part of the restructuring program, were 19% during the comparable quarter. The 2% increase was a result of recent additions to the sales staff as part of management's plan to increase and stabilize sales volume.

The Company's other income and expenses, which consist primarily of interest expense, was $26,499 and $8,690 during the reporting and comparable quarters, respectively, an increase of $17,809. This increase was primarily due to miscellaneous income items earned by the subsidiary operations during the comparable quarter.

SIX MONTH PERIOD ENDED SEPTEMBER 30, 1996

The Company reported net income of $127,866 for the six month period ended September 30, 1996 (hereinafter the "reporting period") compared to a net loss of $1,764,885 for the six month period ended September 30, 1995 (hereinafter the "comparable period"). RSI, not including the losses of subsidiaries closed as part of its restructuring program, had net income of $26,391 for the comparable period. The improvement in the Company's net income was primarily attributable to RSI's restructuring as discussed above

The Company's revenues for the reporting period were $3,296,414 which represents a $1,678,622 or 34% decrease over the comparable period. This decrease was attributable to the downsizing that was done in conjunction with the Company's restructuring program. Sales at RSI, excluding sales by the subsidiaries closed as part of the restructuring, were $3,033,062 for the comparable period. The 9% improvement in revenues during the reporting period was primarily a result of the lower sales during the comparable quarter, which resulted from management's focus on the restructuring program.

The company's gross profit margin during the reporting period was 24%, compared with 19% for the comparable period. RSI's gross margin, not including the subsidiaries closed as part of the restructuring plan for the comparable period was 19%. The lower gross profit margins during the comparable period were primarily a result of operating at levels significantly less than full capacity during the comparable quarter.

The Company's selling and administrative expenses for the reporting period were 18% of sales as compared with 25% during the comparable period. This improvement was also attributable to the downsizing and restructuring of the Company. RSI's selling and administrative expenses, not including the subsidiaries closed as part of the restructuring program, were 14% for the comparable period. The 4% increase was a result of added personnel within the sales department.

The Company's other income and expenses, which consists primarily of interest expenses, was $55,127 and $31,032 during the reporting and comparable periods, respectively. This increase is primarily due to the fact that the Company's new lender, Norwest Business Credit, Inc., is charging the Company a higher borrowing rate than the Company's former lender. In addition, there were certain miscellaneous income items earned by the subsidiary operations during the comparable period.

FINANCIAL CONDITION

As a result of the net income for the reporting period and the reorganization of the Company's capital structure that was approved at the annual shareholders meeting on August 5, 1996, the Company's financial condition and liquidity has improved dramatically during the reporting period. The automatic conversion of each outstanding share of Series A Convertible Preferred Stock and accrued dividends into 13 shares of common stock relieved the Company of accrued but unpaid dividends of approximately $337,500 and the burden of the $56,250 per quarter dividend going forward.

As of September 30, 1996, the Company's financial condition and liquidity is sufficient to sustain current operating levels and pursue gradual and focused growth. The Company has net worth of $1,244,639 and working capital of $1,054,756. In addition, as of the date of this report, the Company has a balance of approximately $400,000 and additional availability of approximately $300,000 on its line of credit with Norwest Business Credit, Inc.. Since the total availability under this line of credit agreement is based upon accounts receivable and inventory up to a maximum amount of $1.2 million, this arrangement should provide the Company with the short-term working capital required for gradual growth. As of September 30, 1996, the Company was in compliance with all of the financial convenants required by this financing agreement.

With the elimination of the preferred stock dividend, the three items which now primarily control the Company's financial condition and liquidity are its results of operations, its collection of accounts receivable, and its ability to turn inventory. The results of operations during the reporting quarter and period were discussed above. The second item, the number of days sales in accounts receivable as of September 30, 1996, was 33 as compared to 25 as of March 31, 1996, and 44 as of June 30, 1996. Because the Company's standard terms are net 30 days from existing customers and 50% down and 50% net 30 days from new customers, the Company views the 25 days at March 31, 1996 as an anomaly and does not expect to maintain a collection rate under 30 days in the future. For the reporting quarter and period, the Company turned its inventory at an annualized rate of approximately 3.8 and 4.2 times, respectively as compared to
4.7 times for the year ended March 31, 1996. The lower turns during the reporting quarter and period are consistent with the lower sales revenues.

The Company's operating activities produced positive cash flow during the reporting quarter and a minimal amount of negative cash flow during the reporting period. The increase in the cash provided by operating activities during the reporting quarter was primarily attributable to net income and an improved collection rate as compared to the previous quarter. The net income earned during the reporting period was offset by weaker inventory turns and collection rate than those achieved during the year ended March 31, 1996 and , as a result, the Company did not have positive cash flows from operating activities during the reporting period.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

ITEM 2.  CHANGES IN SECURITIES
Effective August 12, 1996, the Company converted its 9% Series A Convertible Preferred Stock and accrued but unpaid dividends into Common Stock on the basis of 13 shares of Common Stock for each share of "Preferred Stock". In addition, the Company implemented a six-to-one reverse stock split of the Company's Common Stock, including the shares of Common Stock into which the Preferred Stock was converted (see below under Item 3 and 4).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
During February, 1994, the Company issued 555,555 shares of Preferred Stock. The dividend requirement on this Preferred Stock was $56,282 per quarter and the last dividend paid was during February, 1995, resulting in an arrearage in the amount of $337,692 as of August 1, 1996. Effective August 12, 1996, the Preferred Stock and the accrued dividends were converted to Common Stock (see below under Item 4).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 5, 1996, the Company held its annual shareholders meeting. The following six proposals were presented at the meeting:

1. To consider and act upon a proposal (the "Preferred Stock Proposal") to amend the Company's Articles of Incorporation to provide for the automatic conversion, on August 12, 1996, of each outstanding share of the Company's Preferred Stock, together with any and all accrued but unpaid dividends through the conversion date, into 13 shares of the Company's Common Stock.

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

5. To elect to the Board of Directors Wayne Collignon, Dirk Anderson, and Scott Ryan.

6. To consider and act upon a proposal to ratify the appointment of Semple & Cooper, PLC as the Company's independent public accountants for the fiscal year ending March 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

All six proposals were passed at the meeting and the following table provides the results of the voting:


Proposal      Shares Eligible         Voted For           Voted Against         Abstentions          Broker Non-Votes
--------      ---------------         ---------           -------------         -----------          ----------------
            Preferred    Common   Preferred   Common   Preferred    Common    Preferred   Common    Preferred     Common
            ---------    ------   ---------   ------   ---------    ------    ---------   ------    ---------     ------
1             555,555  1,620,500   364,443  1,160,136     5,555      1,600         0          0         0          0


2             555,555  1,620,500   364,443  1,160,136         0      1,600     5,555          0         0          0


3             555,555  1,620,500   364,443  1,160,136     5,555      1,600         0          0         0          0


4             555,555  1,620,500   364,443  1,159,936         0      1,500     5,555        300         0          0


5(1)          555,555  1,620,500   369,998  1,160,336         0          0         0      1,400         0          0


6             555,555  1,620,500   364,443  1,161,736         0          0     5,555          0         0          0


(1) The votes listed in this row were identical for Wayne Collignon, Dirk Anderson, and Scott Ryan. Each such person was elected as a Director at the meeting.

ITEM  5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:


NO.               DESCRIPTION                                                       REFERENCE
---               -----------                                                       ---------

3.1               Amended and Restated Articles of Incorporation                        (3)
3.2               Amended and Restated Bylaws                                           (3)
4.1               Form of Stock Certificate                                             (1)
4.2               Form of Class A and Class B Warrant                                   (1)
4.3               Form of Series A Preferred Stock Agreement                            (2)
10.1              Lease Agreement, dated April 12, 1990 between Boston
                  Safe Deposit and Trust Company, as Lessor, and Registrant
                  as Lessee                                                             (1)
10.11             Purchase Agreement between Registrant and Corporate
                  Upholstery, Inc.                                                      (4)
10.16             Purchase Agreement between Registrant and Facility Options
                  Group, Inc.                                                           (5)
10.17             Loan document between National Bank of Arizona and Registrant         (6)
10.18             Agreement for Surrender and Cancellation of Redemption Right
                  between Larry Henry and Registrant                                    (7)
10.21*            Employment Agreement between Registrant and Wayne Collignon           (8)
10.22*            Employment Agreement between Registrant and Dirk Anderson             (8)
10.23             Third amendment to the Lease between Registrant, as Lessee,
                  and Newhew Associates, as Lessor                                      (8)
10.24             Loan documents between Registrant and Norwest Business Credit         (8)
10.25*            Amendment to Employment Agreement between Registrant and
                  Wayne Collignon                                                       (9)
10.26*            Amendment to Employment Agreement between Registrant and
                  Dirk Anderson                                                         (9)

10.27             Amendments to Loan document between Norwest Business
                  Credit and Registrant                                                 (9)
27                Financial Data Schedule

(1) Filed with Registration Statement on Form S-18, No. 33-51980-L:A, under Securities Act of 1933, as declared effective on December 17, 1992.

(2) Filed with Form 10-KSB on June 29, 1994.

(3) Filed with the Company's definitive proxy statement on July 10, 1996

(4)Filed with Form 8 amendment on May 17, 1993, amending 8-K filed on April 30, 1993

(5) Filed with Form 8-K on August 17, 1993

(6) Filed with Form 10-KSB on July 13, 1995

(7) Filed with Form 10-KSB on June 20, 1994

(8) Filed with Form 10-KSB on July 10, 1996

(9) Filed with Form 10-QSB on November 14, 1996

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.

                                          /s/ Wayne R. Collignon
Date:    November 14, 1996                _________________________________
         ---------------------------      Wayne R. Collignon, President and CEO


                                          /s/ Dirk D. Anderson
Date:    November 14, 1996                _________________________________
         ---------------------------      Dirk D. Anderson, CFO