Form 10QSB
period 1996-12-31
RECONDITIONED SYSTEMS INC
filed 1997-02-13
CIK 891915

                                   FORM 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   (MARK ONE)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 1997, the number of shares outstanding of the Registrant's common stock and Class B Warrants were 1,473,788 and 41,667, respectively.

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1





                           RECONDITIONED SYSTEMS, INC.


                         UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                           RECONDITIONED SYSTEMS, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                150,071
         Accounts receivable - trade, net of allowance
                  for doubtful accounts of $31,495                                828,430
         Inventory                                                              1,009,159
         Prepaid expenses and other current assets                                162,530
                                                                                ---------

                  TOTAL CURRENT ASSETS                                          2,150,190

PROPERTY AND EQUIPMENT:
         Machinery and equipment                                 220,533
         Office furniture and equipment                          245,980
         Leasehold improvements                                   35,620
         Vehicles                                                 13,632
                                                               ---------
                                                                 515,765
         Accumulated depreciation                               (318,007)         197,758
                                                               ---------

OTHER ASSETS:
         Refundable deposits                                      14,649
         Prepaid loan fees                                        21,624
         Other                                                     5,510           41,783
                                                               ---------        ---------

                                                                                2,389,731
                                                                                =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Note payable (Note 4)                                                    545,893
         Current maturities of long-term debt                                      49,869
         Accounts payable                                                         308,779
         Accrued expenses and other current liabilities                           160,903
                                                                                ---------

                  TOTAL CURRENT LIABILITIES                                     1,065,444

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            45,621

STOCKHOLDERS' EQUITY                                                            1,278,666
                                                                                ---------
                                                                                2,389,731
                                                                                =========

                           RECONDITIONED SYSTEMS, INC.


                             STATEMENT OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                DECEMBER 31,                        DECEMBER 31,
                                          1995               1996              1995              1996
                                        ----------------------------        ----------------------------
Sales                                    1,493,557         1,672,569         6,468,593         4,968,983
Cost of sales                            1,207,046         1,273,316         5,254,129         3,786,424
                                        ----------        ----------        ----------        ----------

Gross profit                               286,511           399,253         1,214,464         1,182,559

Selling & administrative expenses          262,840           352,782         1,490,617           953,095
Restructuring charges                            0                 0         1,434,029                 0
                                        ----------        ----------        ----------        ----------

Income (loss) from operations               23,671            46,471        (1,710,182)          229,464
                                        ----------        ----------        ----------        ----------

Other income (expense):
         Interest income                        35             3,832               860             8,364
         Interest expense                  (15,253)          (19,787)          (70,038)          (79,446)
         Other                                (764)            2,374            22,164             2,374
                                        ----------        ----------        ----------        ----------
                                           (15,982)          (13,581)          (47,014)          (68,708)
                                        ----------        ----------        ----------        ----------


Net income (loss)                            7,689            32,890        (1,757,196)          160,756
                                        ==========        ==========        ==========        ==========

Earnings (loss) per common
and common equivalent share(*)                 .01               .02             (1.19)              .10
                                        ==========        ==========        ==========        ==========

Weighted average number
     of shares outstanding               1,473,788         1,624,849         1,473,788         1,553,963
                                        ==========        ==========        ==========        ==========


* -The 1995 earnings (loss) per share have been restated to give retroactive effect to the reorganization of the Company's capital structure (See Note
    2).

                           RECONDITIONED SYSTEMS, INC.


                        STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE TWENTY-ONE MONTH PERIOD ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                         COMMON         COMMON    PREFERRED       PREFERRED         RETAINED    TREASURY
                          STOCK          STOCK        STOCK           STOCK         EARNINGS       STOCK          TOTAL
                         SHARES         AMOUNT       SHARES          AMOUNT        (DEFICIT) (134 SHARES)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT
MARCH 31, 1995        1,533,000      2,445,618      555,555       2,156,717      (1,737,266)     (3,754)      2,861,315

PURCHASE OF
CORPORATE                76,300                                                                                      --
UPHOLSTERY,
INC

CONVERSION OF
REDEEMABLE               12,000         43,525                                                                   43,525
COMMON STOCK

NET LOSS                                                                         (1,728,052)                 (1,728,052)

BALANCE AT
MARCH 31, 1996        1,621,300      2,489,143      555,555       2,156,717      (3,465,318)     (3,754)      1,176,788

CONVERSION OF
PREFERRED STOCK       7,222,228      2,097,839     (555,555)     (2,156,717)                                    (58,878)
TO COMMON
STOCK, NET OF
COSTS OF $58,878
(NOTE 2)

REVERSE SPLIT OF
COMMON STOCK         (7,369,606)                                                                                      0
(NOTE 2)

NET INCOME                                                                          160,756                     160,756
                      -------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31,          1,473,922      4,586,982            0               0      (3,304,562)     (3,754)      1,278,666
1996

                           RECONDITIONED SYSTEMS, INC.


                             STATEMENT OF CASH FLOWS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1995 AND 1996
                                   (UNAUDITED)

                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              DECEMBER 31,                          DECEMBER 31,
                                        1995               1996               1995               1996
                                      --------           --------           --------           --------
Cash and cash equivalents
provided (used) by operating
activities                               2,854           (106,752)           537,894           (110,302)

Cash and cash equivalents
used by investing
activities                             (11,195)            (8,804)           (17,272)           (29,599)

Cash and cash equivalents
provided (used) by financing
activities                             (92,984)             7,798           (529,325)           189,274
                                      --------           --------           --------           --------

Increase (decrease) in cash
and cash equivalents                  (101,325)          (107,758)            (8,703)            49,373

Cash and cash equivalents,
beginning of period                    182,180            257,829             89,558            100,698
                                      --------           --------           --------           --------


Cash and cash equivalents,
end of period                           80,855            150,071             80,855            150,071
                                      ========           ========           ========           ========

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     NOTE 1.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION:

         The accompanying Statement of Operations for the nine months ended December 31, 1995, Statement of Stockholders' Equity for the year ended March 31, 1996, and Statement of Cash Flows for the nine months ended December 31, 1995, are consolidated statements and include all of the accounts of the Company and its wholly-owned subsidiaries: RSI Integrated Parts, Inc., RSI Acquisitions, Inc., Corporate Upholstery, Inc., and Facility Options Group, Inc. All intercompany accounts and transactions were eliminated in the consolidation of these statements. All of the aforementioned subsidiaries were closed as of September 30, 1995, and, as such, the accompanying Balance Sheet as of December 31, 1996, Statement of Operations for the three months ended December 31, 1995 and 1996 and nine months ended December 31, 1996, Statement of Stockholders' Equity for the three and nine months ended December 31, 1996, and Statement of Cash Flows for the three months ended December 31, 1996 and 1995 and the nine months ended December 31, 1996, include only the accounts and transactions of the Company.

INTERIM FINANCIAL STATEMENTS:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1997. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1996.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:

         The computation of earnings (loss) per share is based on the net income
         (loss) and the weighted average number shares of common stock and common stock equivalents outstanding for each period. Certain stock options outstanding are considered common stock equivalents during the quarter ended December 31, 1996 and the nine month period ended December 31, 1996, and were accounted for under the Treasury Stock method. These stock options were not included in the computation of earnings (loss) per share during the quarter ended December 31, 1995 or the nine month period ended December 31, 1995, as their effect would be antidilutive. In addition, certain outstanding warrants are not included in the computation of earnings (loss) per share because their effect would be antidilutive. Fully diluted earnings per share were not materially different from primary earnings per share. The earnings
         (loss) per share and the weighted average number of shares outstanding for the periods presented give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996 (see Note 2).

                           RECONDITIONED SYSTEMS, INC.
                         NOTES TO STATEMENTS (CONTINUED)
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     NOTE 2.
                       REORGANIZATION OF CAPITAL STRUCTURE
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                     NOTE 3.
                              COMMON STOCK OPTIONS
--------------------------------------------------------------------------------

On August 19, 1996, the Board of Directors approved the repricing of 16,666 stock options held by the Company's President and Chief Executive Officer, and 16,666 stock options held by the Company's Chief Financial Officer from $16.50 per share to $1.00 per share. In addition, at the same time, the Board issued 83,334, 83,334, and 100,000 stock options with an exercise price of $1.00 per share to the Company's President and Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, respectively. All of these stock options are presently exercisable; provided, however, that the holders may not sell or otherwise transfer any shares acquired upon exercise of the options until August 19, 1997. The Company has agreed to register the shares issuable upon exercise of the option by filing a registration statement on Form S-8 with the Securities and Exchange Commission. The option exercise price equals the fair market value of the underlying common stock on August 19, 1996.

--------------------------------------------------------------------------------

                                     NOTE 4.
                                  NOTE PAYABLE
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED DECEMBER 31, 1996

Reconditioned Systems, Inc. ("RSI" or the "Company") reported net income of $32,890 for the three month period ended December 31, 1996 (hereinafter the "reporting quarter") compared to net income of $7,689 for the three month period ended December 31, 1995 (hereinafter the "comparable quarter"). The improvement to the Company's net income was primarily attributable to increased sales as a result of additions to RSI's sales staff and RSI's newly implemented marketing program.

Sales for the reporting quarter were $1,672,569 which represents a $179,012 or 12% increase from the comparable quarter. Sales at RSI for the past four quarters since it restructured its operations and closed all of its subsidiaries have fluctuated significantly, ranging from quarterly totals of $1,408,927 to $1,887,487. Management believes these fluctuations in sales are due to the variations in the sales performance of its individual salespeople from month-to-month and the effectiveness of marketing activities such as advertising. Based on these beliefs, management created a sales manager position to train new salespeople and monitor the activities of existing salespeople. The Company also hired additional sales staff and opened a satellite sales office to cover the Tucson, Arizona market. In addition, increased advertising and telemarketing activities have been implemented in order to expand RSI's markets and provide additional leads for the newly hired sales personnel. Because training time varies from individual to individual and the success rate of new salespeople is not 100%, there can be no assurance that the actions taken by management to maintain or improve on the reporting quarter's sales levels will be effective for the quarter ended March 31, 1997 or any subsequent period. The Company intends to continue to selectively add to its sales staff both locally and in other nearby markets.

The Company's gross profit margin during the reporting quarter was 24%, compared with 19% for the comparable quarter. The gross profit margin for the comparable quarter was adversely affected by RSI's lower sales in the comparable quarter which caused the Company's plant to utilize less of its operating capacity. Since the fixed costs associated with the plant were then spread over less sales, the gross profit margin on these sales was less than it is during a period in which the plant operates closer to full capacity. The increase in the gross profit margin during the reporting quarter reflects the better utilization of production capacity as sales increased.

The Company's selling and administrative expenses for the reporting quarter were 21% of sales as compared with 18% during the comparable quarter. This increase in the reporting quarter was primarily a result of recent additions to the sales staff and additional advertising and other marketing expenditures as part of management's plan to increase and stabilize sales volume.

The Company's other income and expenses, which consist primarily of interest expense, remained reasonably consistent during the reporting and comparable quarters at $13,581 and $15,982, respectively.

NINE MONTH PERIOD ENDED DECEMBER 31, 1996

The Company reported net income of $160,756 for the nine month period ended December 31, 1996 (hereinafter the "reporting period") compared to a net loss of $1,757,196 for the nine month period ended December 31, 1995 (hereinafter the "comparable period"). The loss during the comparable period primarily resulted from charges incurred in connection with the Company's restructuring program. RSI, not including the losses of subsidiaries closed as part of its restructuring program, had net income of $34,080 for the comparable period. The improvement in RSI's net income was primarily attributable to the shift in management's focus from the restructuring program, as discussed above, to improving the operating results of the restructured entity and implementation of management's sales growth and stabilization program.

The Company's revenues for the reporting period were $4,968,983 which represents a $1,499,610 or 23% decrease over the comparable period. This decrease was attributable to the downsizing that was done in conjunction with the Company's restructuring program. Sales at RSI, excluding sales by the subsidiaries closed as part of the restructuring, were $4,526,619 for the comparable period. The 10% improvement in RSI's revenues from the comparable period to the reporting period was a result of the change in management's focus from the restructuring program during the comparable period to sales growth and stabilization during the reporting period.

The Company's gross profit margin during the reporting period was 24%, compared with 19% for the comparable period. RSI's gross margin, not including the subsidiaries closed as part of the restructuring plan for the comparable period was 19%. The increase in gross profit margins were primarily a result of better utilization of production capacity as sales increased during the reporting period.

The Company's selling and administrative expenses for the reporting period were 19% of sales as compared with 23% during the comparable period. This improvement was also attributable to the downsizing and restructuring of the Company. RSI's selling and administrative expenses, not including the subsidiaries closed as part of the restructuring program, were 17% for the comparable period. The 2% increase in RSI's selling and administrative expenses from the comparable to the reporting periods resulted from recent additions to the sales staff, as well as increased advertising and marketing expenditures.

The Company's other income and expenses, which consists primarily of interest expense, was $68,708 and $47,014 during the reporting and comparable periods, respectively. This increase is primarily due to the fact that during the first six months of the reporting period the Company's new lender, Norwest Business Credit, Inc., charged the Company a higher borrowing rate than the Company's former lender. Effective November 1, 1996, Norwest lowered the Company's borrowing rate.

FINANCIAL CONDITION

As a result of the net income for the reporting quarter and period and the reorganization of the Company's capital structure that was approved at the annual shareholders meeting on August 5, 1996, the Company's financial condition and liquidity have improved significantly during the reporting period. The automatic conversion of each outstanding share of Series A Convertible Preferred Stock and accrued dividends into 13 shares of common stock relieved the Company of accrued but unpaid dividends of approximately $337,500 and the burden of the $56,250 per quarter dividend going forward.

As of December 31, 1996, the Company's financial condition and liquidity are sufficient to sustain current operating levels and pursue gradual and focused growth. The Company has net worth of $1,278,666 and working capital of $1,084,746. In addition, as of the date of this report, the Company has a balance of approximately $400,000 and additional availability of approximately $500,000 on its line of credit with Norwest Business Credit, Inc. The total availability under this line of credit agreement is based upon accounts receivable and inventory up to a maximum amount of $1.2 million. As of December 31, 1996, the Company was in compliance with all of the financial convenants required by this financing agreement.

With the elimination of the preferred stock dividend, the four items which now control the Company's financial condition and liquidity are its results of operations, its collection of accounts receivable, its ability to turn inventory, and its rate of growth. The results of operations during the reporting quarter and period were discussed above.

The number of days sales in the Company's accounts receivable as of December 31, 1996, was 38 as compared to 25 as of March 31, 1996, 44 as of June 30, 1996, and 33 as of September 30, 1996. Because the Company's standard terms are net 30 days from existing customers and 50% down and 50% net 30 days from new customers, the Company views the 25 days at March 31, 1996 as an anomaly and does not expect to maintain a collection rate under 30 days in the future. For the reporting quarter and period, the Company turned its inventory at an annualized rate of approximately 5.0 and 4.2 times, respectively, as compared to
4.7 times for the year ended March 31, 1996. These turns and collection rates are consistent with management's goal to maintain collections at or near 30 days and to have annual inventory turns of at least 4.

The Company reported negative cash flow from operations of $106,752 for the reporting quarter and $110,302 for the reporting period. The negative cash flow was a result of the Company's need to finance its modest sales growth. Management believes that as long as the Company has positive results from its operations, maintains a collection rate at or near 30 days, and maintains annual inventory turns of at least four, its current credit facility should provide sufficient working capital to operate the Company and pursue gradual growth.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
During February, 1994, the Company issued 555,555 shares of Preferred Stock. The dividend requirement on this Preferred Stock was $56,282 per quarter and the last dividend paid was during February, 1995, resulting in an arrearage in the amount of $337,692 as of August 1, 1996. Effective August 12, 1996, the Preferred Stock and the accrued dividends were converted to Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM  5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

    NO.      DESCRIPTION                                                          REFERENCE
    ---      -----------                                                          ---------
    3.1      Amended and Restated Articles of Incorporation                          (3)
    3.2      Amended and Restated Bylaws                                             (3)
    4.1      Form of Stock Certificate                                               (1)
    4.2      Form of Class A and Class B Warrant                                     (1)
    4.3      Form of Series A Preferred Stock Agreement                              (2)
   10.1      Lease Agreement, dated April 12, 1990 between Boston
             Safe Deposit and Trust Company, as Lessor, and Registrant
             as Lessee                                                               (1)
   10.11     Purchase Agreement between Registrant and Corporate
             Upholstery, Inc.                                                        (4)
   10.16     Purchase Agreement between Registrant and Facility Options
             Group, Inc.                                                             (5)
   10.17     Loan document between National Bank of Arizona and Registrant           (6)
   10.18     Agreement for Surrender and Cancellation of Redemption Right
             between Larry Henry and Registrant                                      (7)
   10.21(*)  Employment Agreement between Registrant and Wayne Collignon             (8)
   10.22(*)  Employment Agreement between Registrant and Dirk Anderson               (8)
   10.23     Third amendment to the Lease between Registrant, as Lessee,
             and Newhew Associates, as Lessor                                        (8)
   10.24     Loan documents between Registrant and Norwest Business Credit           (8)
   10.25(*)  Amendment to Employment Agreement between Registrant and
             Wayne Collignon                                                         (9)
   10.26(*)  Amendment to Employment Agreement between Registrant and
             Dirk Anderson                                                           (9)
   10.27     Amendments to Loan document between Norwest Business
             Credit and Registrant                                                   (9)

(1) Filed with Registration Statement on Form S-18, No. 33-51980-L:A, under Securities Act of 1933, as declared effective on December 17, 1992.
(2) Filed with Form 10-KSB on June 29, 1994.
(3) Filed with the Company's definitive proxy statement on July 10, 1996
(4) Filed with Form 8 amendment on May 17, 1993, amending 8-K filed on April 30, 1993
(5) Filed with Form 8-K on August 17, 1993
(6) Filed with Form 10-KSB on July 13, 1995
(7) Filed with Form 10-KSB on June 20, 1994
(8) Filed with Form 10-KSB on July 10, 1996
(9) Filed with Form 10-QSB on November 14, 1996
(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:    February 3, 1997                  _________________________________
                                           Wayne R. Collignon, President and CEO


Date:    February 3, 1997                  _________________________________
                                           Dirk D. Anderson, CFO