Form 10-K
period 1997-03-31
RECONDITIONED SYSTEMS INC
filed 1997-06-27
CIK 891915

               U. S. Securities and Exchange Commission
                       Washington, D.C. 20549
                               FORM 10-KSB
(Mark One)
  / X /     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended March 31, 1997.

  /   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1943 (No fee required)
            For the transition period from _______________ to _______________.

                COMMISSION FILE NUMBER 0-20924

                 RECONDITIONED SYSTEMS, INC.
       (Name of small business issuer in its charter)
             ARIZONA                        86-0576290
(State or other jurisdiction              (IRS Employer Identification
of incorporation or organization)         Number)

            444 WEST FAIRMONT, TEMPE, ARIZONA 85282
  (Address of principal executive offices, including zip code)
                      602-968-1772
       (Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
      Title of each class
      -------------------
Common stock, no par value
Class B Common Stock Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The issuer's revenues for the fiscal year ended March 31, 1997 were $7,121,637.

As of June 26, 1997, the aggregate market value of the Common Stock (based on the closing bid price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $2,575,000.

As of June 26, 1997, the number of outstanding shares of the Registrant's Common Stock and number of Class B Warrants was 1,473,950, and 250,000, respectively.

Portions of the Registrant's definitive Proxy Statement, dated July 8, 1997, for the 1997 Annual Meeting of Stockholders to be held August 8, 1997, are incorporated herein by reference into Part III of this Report.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
Reconditioned Systems, Inc. ("RSI" or the "Company") reconditions and markets modular office workstations consisting of panels, work surfaces, file drawers, book and binder storage and integrated electrical components ("workstations"). The Company specializes in reconditioning and marketing workstations originally manufactured by Haworth, Inc. ("Haworth"). RSI purchases used workstations from manufacturers, dealers, brokers, and end-users throughout the United States through competitive bids or directly negotiated transactions. After purchasing used workstations, the Company transports them to its manufacturing facility in Tempe, Arizona where it disassembles and inventories the workstations by component parts, stores and, upon receipt of purchase orders, reconditions and reassembles the workstations. The Company sells the reconditioned workstations throughout the United States to dealers and end-users.

There are more than 50 manufacturers of new workstations in the United States. Steelcase, Inc. ("Steelcase"), Herman Miller, Inc. ("Herman Miller"), and Haworth constitute the dominant manufacturers, controlling a majority of the market for new workstations. Steelcase, Herman Miller, and Haworth have each created a unique system for connecting panels, power and telecommunications raceways, resulting in virtually no interchangability between their respective products. Due to the lack of interchangability of parts for workstations of these dominant manufacturers, the Company has generally specialized in reconditioning and marketing workstations originally manufactured by just one of the dominant manufacturers. The Company elected to specialize in reconditioning and marketing workstations originally manufactured by Haworth as a result of the extensive experience of the Company's founders with Haworth workstations.

The Company was formed as an Arizona corporation in March, 1987 by Edward J. Cain, Robert L. Campbell, and Charles R. Johnson. Prior to forming the Company, Messrs. Cain and Campbell organized and operated Facilitec, Inc. ("Facilitec"), an Arizona corporation that engages in the business of marketing new office workstations, office furniture, and other office furnishings. Among the lines of new office furnishings that Facilitec offers, it is the exclusive Haworth dealership for the greater Phoenix, Arizona area. As a result of their experience in the new office furnishings market, Messrs. Cain and Campbell believed that there was a substantial and growing market for reconditioned workstations and decided to form the Company with Mr. Johnson to pursue those opportunities.

In order to expand its product line and its geographical presence, the Company raised $2,500,000 in December, 1992 from an initial public offering of its Common Stock and embarked on an aggressive expansion program. On March 31, 1993, the Company acquired Corporate Upholstery, Inc. ("CUI"), during June, 1993, the Company opened RSI Integrated Parts, Inc. ("RSIIP"), and on August 3, 1993, the Company acquired RSI of Minnesota, Inc. (formerly Facility Options Group, Inc. or "FOG"). CUI was headquartered in Livonia, Michigan and, at the time of the acquisition, specialized in marketing and reconditioning Steelcase workstations. RSIIP was formed to supply clone component parts for Haworth and Herman Miller workstations to other reconditioners across the United States and was headquartered in Tempe, Arizona near the Company's primary reconditioning plant and executive offices. FOG was headquartered in Eden Prairie, Minnesota and specialized in marketing and reconditioning Haworth workstations.

Following the acquisition of FOG, CUI and RSIIP, the Company sought additional funds via a $2,500,000 private Convertible Preferred Stock offering in February, 1994, of which the Company sold 555,555 shares. The Preferred Stock provided for 9% cumulative dividends, payable quarterly. In addition, the Preferred shareholders were entitled to voting rights, as well as certain other protective provisions and registration rights. Among these rights, in the "Event of Default" on the preferred dividends, the preferred shareholders were entitled to elect a representative to the Company's Board of Directors until remedy of the "Event of Default."

Due to numerous difficulties, the Company initiated a major restructuring program which was completed during the quarter ended September 30, 1995, and resulted in the closing of CUI, RSIIP, and FOG. In addition, Messrs. Cain, Campbell, and Johnson resigned as officers of the Company. These individuals were replaced by Wayne R. Collignon as the Company's President and Chief Executive Officer and Dirk D. Anderson as the Company's Chief Financial Officer.

As a result of the difficulties encountered, the Company was unable to meet the Preferred Stock dividend requirements. Per the terms of the Preferred Stock covenants, following the default of three consecutive quarterly dividend payments, the preferred stockholders were entitled to elect a representative to the Company's Board of Directors. In December, 1995, the preferred stockholders named Scott Ryan to the Board. Mr. Ryan was named Chairman of the Board at the Company's annual meeting on August 5, 1996.

Continuing cash flow difficulties and pressure from the Company's banking institution, resulted in the necessity to eliminate the preferred stock dividend requirement. On August 5, 1996, the Company's shareholders approved a reorganization of the Company's capital structure, consisting of the automatic conversion of each share of the Company's Preferred Stock, together with any and all accrued but unpaid dividends through the conversion date, into thirteen shares of common stock and a one-for-six reverse stock split (immediately following the preferred stock conversion).

Following the corporate and capital restructuring programs, the Company had downsized to its original form, operating out of one location in Tempe, Arizona and specializing in marketing and reconditioning Haworth workstations.

To expand these core operations, the Company has initiated expansion of its wholesale and retail sales efforts. The Company opened a sales office in Tucson, Arizona. Presently the Tucson office employs one full-time salesperson and one part-time designer/administrative assistant. The Company is currently investigating the possibility of opening a retail outlet in Tucson to further develop the sales efforts in that region. In addition, the Company recently added another salesperson to its wholesale department. This employee will be concentrating on developing new wholesale customers throughout the nation. The Company has also expanded its Phoenix retail sales operations by adding additional sales personnel, adding a sales management position and increasing its advertising efforts.

The Company's executive offices are located at 444 West Fairmont, Tempe, Arizona 85282 and its telephone number is 602-968-1772.

PRINCIPAL LINE OF BUSINESS
The Company's principal line of business is the sale of reconditioned Haworth workstations. Historically, these sales have accounted for approximately 80% of the Company's revenues.

The Company purchases used Haworth workstations from manufacturers, dealers, brokers, and end-users and transports them to its manufacturing facility in Tempe, Arizona where it disassembles and inventories the workstations by component parts, stores, and, upon receipt of purchase orders, reconditions and reassembles the workstations. The reconditioning process includes sanding, painting, laminating, and reupholstering. Certain parts of the used Haworth workstations the Company purchases are damaged beyond repair and must be replaced with new parts purchased from Haworth, clone parts which the Company purchases from various vendors, and new parts which the Company manufactures from raw materials. The Company markets these reconditioned Haworth workstations throughout the United States. Orders received by the Company range from as few as one workstation to as many as several hundred workstations. However, orders for more than fifty workstations are rare because the manufacturers of new workstations offer deeper discounts on orders of this size, which makes it more difficult for the Company to offer its reconditioned workstations at a lower price than the new workstations.

The Company believes that workstations offer advantages over the traditional desk, free standing file, and permanent dry wall dividers common to historical office layouts since workstations enable businesses to house more people in a given space than traditional structures and are easier to move and reconfigure. In addition, the Company believes its reconditioned Haworth workstations offer an advantage over much of its competition because they are higher quality than the new workstations that are available in the same price range.

OTHER LINES OF BUSINESS
The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations, selling new office furniture produced by other manufacturers (primarily desks, files, and chairs), installing workstations, and reconditioning product already owned by customers. Historically, these other lines of business have accounted for approximately 20% of the Company's revenues.

INVENTORY AND SOURCES OF SUPPLY
The Company purchases used Haworth workstations throughout the United States through competitive bids or private negotiations with new workstations manufacturers and dealers, used workstation brokers, and end-users. The Company then transports the used Haworth workstations to its facility in Tempe, Arizona where it disassembles, inventories by component part, and stores the used Haworth workstation components until purchase orders are received which require the various component parts. The Company also maintains inventories of new workstation components purchased from Haworth, clone workstation components, and raw materials used in the reconditioning process. These raw materials include items such as fabric, particle board, laminate, and paint.

The Company carries a limited amount of work in process and finished goods inventory since it generally does not initiate the reconditioning process until a purchase order has been received and since the reconditioning process rarely takes more than a couple of days due to the relatively small size of most orders. However, a significant portion of the labor related to the reconditioning process is completed at the time the used Haworth workstations are originally received and disassembled, and as a result, the value of this labor is capitalized and added to the value of the Company's inventory.

The Company currently has sufficient amounts of inventory to meet its anticipated demand. However, because there is not a principal supplier of used Haworth workstations and the supply is based upon end-user decisions regarding disposal of or enhancement to existing furniture, there can be no assurance that the Company will be able to purchase adequate levels of inventory in the future at competitive prices. Because the Company's principal line of business is the sale of reconditioned Haworth workstations, any unavailability of adequate levels of inventory at competitive prices would have a material adverse effect on the Company's business, operating results, and financial condition.

RECONDITIONING PROCESS
The Company's reconditioning process for used Haworth workstations includes sanding, painting, laminating, and reupholstering. The reconditioning process also includes replacing certain components with new components purchased from Haworth, clone components purchased from various vendors, or new components manufactured by the Company from raw materials. The Company's facility in Tempe, Arizona includes all of the equipment required to recondition workstations, including closed and open paint booths, a paint drying booth, sanding equipment, saws, and laminating equipment.

The reconditioned Haworth workstations that the Company sells generally consist of panels, worksurfaces, pedestals, overhead storage units, lateral file storage units, task lights, and electrical raceways. Typically, the Company reconditions all of these items with the exception of worksurfaces, which it manufactures because the labor charges to repair used worksurfaces are typically greater than the cost to manufacture them using raw materials such as particle board, backer, laminate, and t-molding. Components that are often damaged and need to be replaced with new or clone components include panel top caps, panel glides, shelf ends for overhead storage units, and task lights. The Company markets certain auxiliary items such as chairs, file cabinets, and desks, but it purchases these items new from other manufacturers rather than purchasing them used and reconditioning them.

The Company's facility has been designed to facilitate the natural flow of used Haworth workstation components and raw materials in order to streamline the reconditioning process through disassembly, storage, reconditioning, and shipping. Storage capacity is maximized by utilizing narrow aisle storage. The Company believes that its current facility will be able to handle any increase in volume as a result of its plan to increase its distribution channels. Any such volume increase will, however, create the need for additional laborers and may create the need for a second shift and/or additional equipment.

COMPETITION
In purchasing used Haworth workstations, the Company competes with used workstation brokers and other entities that recondition Haworth workstations. Even though the Company may not be the highest bidder for an end-user's used Haworth workstations, it may still have the opportunity to purchase them at a slightly higher cost if the highest bidder was a used workstation broker who is simply trying to make a small profit without actually taking possession of the used Haworth workstations. The Company attempts to procure the used Haworth workstations directly from end-users so as to avoid the middleman (used workstation brokers) and to obtain these used Haworth workstations at the lowest possible cost.

The market for workstations is highly competitive. The Company competes with new workstation manufacturers, their dealers, and other reconditioners in the sale of its reconditioned Haworth workstations. New workstation manufacturers and their dealers have certain competitive advantages over the Company including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to all component parts, and the fact that if everything is equal (price, lead-time, etc.), most people would choose new workstations over reconditioned workstations. The Company has certain competitive advantages over new workstation manufacturers and their dealers. On orders of 50 workstations or less, the Company's pricing is usually significantly less than pricing on new "Grade A" workstations ("Grade A" workstations are considered to be those workstations manufactured by Haworth, Herman Miller, and Steelcase) and the quality of the Company's reconditioned Haworth workstations exceeds that of new "Grade B" workstations. In addition, the Company can produce and install fully reconditioned Haworth workstations within two to three weeks as compared to standard lead-times of approximately six to eight weeks for the new workstation manufacturers. The Company believes that its reconditioning services are more comprehensive than most other reconditioners. This results in a competitive advantage for the Company because it has the ability to produce more reconditioned workstations and higher quality reconditioned workstations than most other reconditioners.

There are no significant barriers to entry into the markets served by the Company. An increase in competition from existing competitors or the entry of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

DISTRIBUTION
The Company markets its products on a wholesale basis to new workstation dealerships, design firms, and installation companies throughout the United States. The Company also markets on a retail basis to end-users in Arizona and throughout the country. The Company's sales have been approximately 50% retail sales within Arizona and 50% wholesale and retail sales in other parts of the United States for the past several years. The Company maintains a broad customer base and is not dependent on any one customer. The Company employs two full-time salespeople who concentrate on telemarketing and servicing its out-of-state sales and its local wholesale sales, five full-time salespeople who concentrate on local retail sales in the greater Phoenix, Arizona area, one full-time salesperson who concentrates on local retail sales in the greater Tucson, Arizona area, and one full-time sales manager who directs and assists the local retail sales effort.

The Company's sales in the greater Phoenix, Arizona area have been between $2 million and $3 million during the past few fiscal years. The Company believes that it should be able to increase its distribution by achieving these types of sales numbers in other western cities that have at least as large of a market for its products. The Company believes that it has the ability to enter markets such as Southern California, Northern California, Las Vegas, Salt Lake City, and Denver because its reconditioning services are more comprehensive than most other reconditioners. The Company intends to enter these markets by either opening local sales offices, aligning itself with a local new workstation dealership, or obtaining independent sales representatives in these markets. However, no assurance can be given that the Company will be able to increase its distribution by effectively entering new markets.

PERSONNEL
The Company currently has approximately 55 full-time employees of whom 30 are production personnel directly involved in the reconditioning process, four are in the installation department, thirteen are in the sales and design department, and eight are administrative personnel. The Company believes that its ability to grow and attain its desired profitability levels depends on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company has employment agreements, which include severance benefits, with certain of its executive officers. See Item 10 - Executive Compensation. None of the Company's personnel are covered by a collective bargaining agreement and the Company has never suffered a work stoppage. The Company considers its relations with employees to be excellent.

ENVIRONMENTAL REGULATIONS
The Company's operations are subject to a variety of federal, state, and local environmental laws and regulations including those governing air quality, water quality, and hazardous materials. The Company's principal environmental concerns relate to the handling and disposal of paints, solvents, and related materials in connection with product finishes and composite fabrication. The Company contracts with various independent waste disposal companies for services. The Company may be exposed to certain environmental liabilities which may or may not be covered by the insurance of the independent contractors naming the Company as additional insured or by the Company's own insurance.

The Company believes that it has been operating in substantial compliance in all material respects with existing environmental laws and regulations and that costs and effects of such compliance are not material. The Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, or more vigorous enforcement policies or regulatory agencies, could require substantial expenditures by the Company and could adversely affect its business, financial condition and results of operations.

ACQUISITIONS
Subsequent to its initial public offering which was completed during December, 1992, the Company made two acquisitions. On March 31, 1993, the Company acquired CUI. At the time of the acquisition, CUI had facilities in Livonia, Michigan and Toledo, Ohio and specialized in reconditioning and marketing Steelcase office furniture. On August 3, 1993, the Company acquired FOG. At the time of the acquisition, FOG operated out of a single facility in Eden Prairie, Minnesota and specialized in reconditioning and marketing Haworth workstations.

The Company acquired CUI for $1,273,289, comprised of $300,000 in cash, notes in the amount of $300,000, 120,000 shares of restricted common stock redeemable by the Company for $600,000, and acquisition costs of $73,289. Subsequently, the Company issued an additional 81,300 shares of restricted common stock to one of the former owners of CUI in exchange for his agreement to relinquish his right to require the Company to redeem 108,000 shares of his common stock for $540,000. The Company acquired FOG for 100,000 contingent shares of restricted common stock, assumed liabilities in excess of assets of $218,191, and incurred acquisition costs of $154,225. 70,000 of the 100,000 contingent shares of common stock were issued as of March 31, 1996, and the remaining 30,000 were canceled when FOG was closed (see below).

Subsequent to the acquisition of CUI and FOG, the Company experienced significant operating difficulties. Substantial losses were incurred by CUI and RSIIP (a business started by the Company during July, 1993) during the years ended March 31, 1994 and 1995, and during the three months ended June 30, 1995. As a result of these losses, the Company's financing relationship deteriorated and during the period from August, 1994 to July, 1995, the Company's line of credit was reduced from $1,250,000 to $500,000. The combination of the losses and the credit line reductions put a significant strain on the Company's cash flow and required the Company to restructure and downsize. The restructuring began by closing RSIIP and downsizing CUI to a sales office with no on-site reconditioning capabilities. During August, 1995, continuing cash flow pressures caused the Company to completely close CUI and FOG. See Item 6 - Management's Discussion and Analysis of Operations and Item 7 - Note 10 to the Financial Statements.

The Company completed its restructuring plan during the year ended March 31, 1996 and has downsized to its original form, a Haworth reconditioner operating out of one location in Tempe, Arizona. The Company has been consistently profitable since the restructuring and its present strategy is to achieve growth by increasing its marketing efforts and distribution channels. Accordingly, the Company is not currently pursuing any acquisition possibilities.

ITEM 2.  PROPERTIES

The Company presently leases a 50,000 square foot facility in Tempe, Arizona that houses its corporate offices, its reconditioning operations, and its warehouse space. The current lease on the Tempe facility expires March, 2001. The Company also leases an executive suite in Tucson, Arizona which serves as office space for a salesperson and designer marketing to the greater Tucson area. Total rent expense for the fiscal year was approximately $277,500. The Company believes its existing facilities are adequate for its current and projected sales volume. In addition, the Company believes suitable additional space will be available as needed. The Company owns substantially all of its equipment, including its office equipment and its reconditioning equipment. The Company's equipment has been assigned as collateral for amounts borrowed under loan agreements with the National Bank of Arizona and Norwest Business Credit, Inc..

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any pending legal proceedings other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended March 31, 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From the effective date of the Company's initial public offering, December 18, 1992, through April 19, 1993, the Company's units (consisting of two shares of Common Stock, no par value, one Class A Common Stock Purchase Warrant, and one Class B Common Stock Purchase Warrant) traded on the Nasdaq Small Cap Market. Effective April 19, 1993, the Common Stock and Class A and Class B Warrants commenced trading separately and the units ceased trading. Effective August 31, 1995 the Company's Class A Common Stock Purchase Warrants were delisted by Nasdaq due to an insufficient number of market makers for this security and effective June 30, 1996, these warrants expired. Effective October 22, 1996, the Company's Class B Common Stock Purchase Warrants were delisted by Nasdaq due to insufficient number of market makers. The Common Stock is currently traded under the symbol "RESY".

A Class B Common Stock Purchase Warrant entitles the holder to purchase one share of the Company's Common Stock at a price of $39.00 per share until June 30, 1997, at which time the warrant is due to expire. The warrants require the Company to maintain an effective registration statement for the term of the warrants. Holders of warrants residing in states where such shares are not qualified or registered or otherwise exempt from such requirements may be denied the right to exercise those warrants. The warrants were originally scheduled to expire on June 18, 1995, but were extended to the above date.

The following table sets forth the high and low closing bid price, as reported by the Nasdaq Small Cap Market, in dollars per share or warrant for the quarters then ended:

                   COMMON STOCK                       CLASS B WARRANTS
                  ----------------              ----------------------------
DATE               LOW           HIGH                 LOW                HIGH
June, 1995       2 3/4          4                     1/4                 1/4
September, 1995  2 1/8          3                     1/4                 3/8
December, 1995     1/4          2 1/8                1/32                 1/4
March, 1996        1/8          15/16                1/32                 1/4
June, 1996         3/8            3/4          not listed          not listed
September, 1996    3/8          2 3/4                1/32                1/32
December, 1996   1 3/8          3              not listed          not listed
March, 1997      1 1/4          2              not listed          not listed

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

The total number of shares of Common Stock of the Company outstanding as of June 26, 1997 was 1,473,950. The number of record holders of the Company's Common Stock is 55; and the number of holders of the Company's Common Stock including beneficial holders of shares held in street name is estimated to be 350, as of the close of business on June 26, 1997.

<PAGE 10>
There were no unregistered sales of the Company's Common Stock during the period covered by this Report.

The Company has not paid any cash dividends on its Common Stock during the past two fiscal years and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of the Company's business. In addition, the Company's line of credit security agreement prohibits the payment of any dividends on the Company's Common Stock. Further, state corporate law may, under certain circumstances, restrict the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to geographically diversify its operations on a profitable basis, the risk that the Company will not be able to maintain adequate inventory levels at an acceptable cost, and the risk that the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

RESULTS OF OPERATIONS
Reconditioned Systems, Inc. (hereinafter the "Company") reported net income of $258,114 for the fiscal year ended March 31, 1997 (hereinafter the "reporting period") compared to a net loss of $1,728,052 for the fiscal year ended March 31, 1996 (hereinafter the "comparable period"). The improvement to the Company's net income is attributable to the charges incurred as a result of RSI's restructuring program which was completed in September, 1995 and the subsequent positive effect the restructuring has had on the Company's operations. The charges incurred by the Company as a result of its restructuring program accounted for 83% of its pre-tax loss for the comparable period.

The Company's sales for the reporting period were $7,121,637, which represents an $850,060 or 11% decrease from the $7,971,697 of sales for the comparable period. This decrease was attributable to the downsizing that was done in conjunction with the Company's restructuring program. Sales at RSI, not including subsidiaries closed as part of the restructuring plan, were $6,029,723 for the comparable period, and increased $1,091,914 or 18% during the reporting period. The increase in sales at RSI was primarily a result of increased marketing efforts in the form of additional sales staff, increased advertising, and further development of wholesale markets. Following the restructuring, the Company opened a sales office in Tucson, Arizona and intends to diversify through opening other low-cost sales offices or obtaining other local representation in other western markets such as San Diego, Orange County, Northern California, Salt Lake City, Denver and Las Vegas. Management believes that entrance into these markets will be attainable due to the fact that the Company is the largest Haworth reconditioner in the western portion of the country and it has a competitive advantage in some of these markets because its reconditioning services are more comprehensive than those provided by the smaller reconditioners that make up the majority of the competition in these markets.

The Company's gross profit margin for the reporting period was 23% as compared to a gross profit margin of 19% for the comparable period. RSI's gross margin during the comparable period, not including the subsidiaries closed as part of the restructuring plan, was also 19%. The primary reasons for this 4% increase in the gross profit margin were operating efficiencies achieved by the new management team and gains in economies of scale during the reporting period.

The Company's selling and administrative expenses for the reporting and comparable periods were 19% of sales and 22% of sales, respectively. The 3% decrease was a result of the elimination of certain duplicated costs and corporate overhead that was achieved as a result of the downsizing that was done in conjunction with the Company's restructuring program.

The Company's other income and expenses, which consists primarily of interest expense, increased by $10,891 from the comparable period to the reporting period. This increase was primarily attributable to the fact that during the first six months of the reporting period the Company's new lender, Norwest Business Credit, Inc., charged the Company a higher borrowing rate than the Company's former lender. The Company was able to lower its borrowing rate effective November 1, 1996 and again, effective April 1, 1997 as its financial condition improved.

RESTRUCTURING
The Company's restructuring plan originally involved closing RSI Integrated Parts, Inc. ("RSIIP") and converting CUI and FOG to sales offices. The Company planned to accomplish this restructuring over a period of several years and, during March, 1994 when the plan was adopted, the Company did not anticipate incurring any substantial charges as a result of the restructuring. The first step of the restructuring plan, closing RSIIP and converting CUI to a sales office, was accomplished during the fiscal year ended March 31, 1995. The Company closed down its parts supply operation, liquidated its parts supply inventory, suspended its Steelcase remanufacturing operation, began the liquidation of its Steelcase inventory, and converted CUI to a remanufactured Haworth sales office by replacing its president and its entire sales staff, training the new sales staff and changing its showroom from remanufactured Steelcase to remanufactured Haworth. Subsequently, toward the end of that fiscal year and in the early part of the comparable period, as the Company was preparing to convert FOG to a sales office and was working to build CUI into a successful sales office, the Company's lender was requiring reductions to the Company's line of credit. The Company's credit line was reduced from $1,250,000 to $500,000 between August, 1994 and August, 1995. In addition, during August, 1995, the Company's Chief Executive Officer and its President resigned and a new President and Chief Executive Officer and a new Chief Financial Officer were named. At this time, the burden of the line of credit reductions and the continuing losses at CUI were making the Company's cash flow position extremely difficult. In addition, FOG's operating results were deteriorating and certain key managers at FOG were unhappy with the management change and were not cooperating with the new management team. The new management team determined that the Company's cash flow could not withstand any additional losses at CUI or any potential losses at FOG and, as such, decided to modify the original restructuring plan and close CUI and FOG. Modifications made to the Company's restructuring plan caused the remaining goodwill associated with the acquisition of FOG to be impaired and caused the Company to incur a substantial amount of other charges that were not anticipated when the plan was adopted. See Item 7, Note 10 to the Financial Statements, for further discussion of these charges.

The restructuring charges incurred by the Company for the years ended March 31, 1995 and 1996 and their impact on the Company's cash flow were as follows:

ITEM                      YEAR ENDED     YEAR ENDED  CASH OR NON-
                      MARCH 31, 1995 MARCH 31, 1996   CASH CHARGE
                      -------------- -------------- -------------
Impairment of                      0        563,562      Non-cash
goodwill

Realized loss on the         543,884        531,621      Non-cash
disposal and
liquidation of
inventories

Realized loss on the               0        100,048      Non-cash
sale of equipment

Labor and other costs        122,245         41,644          Cash
to move out of
certain locations

Impairment of certain              0         84,393      Non-cash
prepaid expenses and
other assets

Buy-out of the                65,000              0      Non-cash
employment contract
of CUI's President

Other                              0        112,761          Cash

  Total                      731,129      1,434,029   Combination

INCOME TAXES
During the comparable period, the Company received an income tax refund of approximately $300,000 due to the carryback of losses incurred during the comparable period to prior years. As a result of restructuring its operating units and the substantial operating losses the Company incurred in prior years, there is substantial uncertainty as to whether the Company will be able to utilize its net operating loss carryforwards. As such, the Company has recorded a $1,265,000 valuation allowance against its deferred tax assets and has not recorded a deferred tax benefit as a result of the loss carryforwards generated in the comparable periods. The Company was able to utilize a portion of its net operating loss carryforwards during the reporting period, resulting in income tax liability savings of approximately $119,000.

As of March 31, 1997, the Company had federal loss carryforwards of approximately $2,990,000 and state loss carryforwards of approximately $2,790,000. The federal loss carryforwards expire through March 31, 2011 and the state loss carryforwards expire through March 31, 2001. If the Company is profitable before these loss carryforwards expire, it will benefit from them at statutory rates.

FINANCIAL CONDITION AND LIQUIDITY
As a result of the net income for the reporting period and the reorganization of the Company's capital structure that was approved at the annual shareholders meeting on August 5, 1996, the Company's financial condition has improved significantly during the reporting period. The conversion of the Series A Convertible Preferred Stock and accrued dividends into 13 shares of common stock (see Note 8 of the Financial Statements) relieved the Company of $337,500 in accrued dividends and the burden of $56,250 per quarter in dividends going forward.

As of March 31, 1997, the Company's financial condition and liquidity are sufficient to sustain current operating levels and pursue gradual and focused growth. The Company has net worth of $1,376,024 and working capital of $1,202,365. In addition, as of June 13, 1997 the Company had approximately $800,000 of availability on its line of credit.

The primary forces affecting the Company's financial condition and liquidity are results of operations, collection of accounts receivable, ability to turn inventory, and rate of growth. The results of operations during the period were discussed above. The number of days sales in the Company's accounts receivable as of March 31, 1997 was 51, compared to 25 days as of March 31, 1996. As the Company's standard terms are net 30 days for existing customers and 50% down/50% net 30 days for new customers, the Company considers the 25 days sales at March 31, 1996 as an anomaly and does not expect to maintain a collection rate below 30 days in the future. The Company hopes to maintain a collection rate at or near 30 days and management has implemented certain collection procedures in an attempt to achieve this goal.

The Company's inventory turns were 4.2 for the year ended March 31, 1997, as compared to 4.7 for the year ended March 31, 1996. During the comparable period, the Company's poor working capital position necessitated the use of substituting higher priced inventory items when certain specified inventory items were not in stock. With the improvement of the Company's working capital during the reporting period, the Company was able to maintain adequate inventory levels of frequently used items, resulting in far fewer high-priced substitutions. Although inventory turns were negatively affected by this change in policy, the reduction in substitutions resulted in improved gross profits during the reporting period. Management hopes to increase sales while maintaining current inventory levels, thereby increasing inventory turns in the future periods.

The Company reported negative cash flow from operations of $32,267 for the reporting period as a result of the Company's need to finance its sales growth. Management believes the Company's current credit facility should provide sufficient working capital, assuming the Company maintains positive results of operations, a collection rate at or near 30 days, and annual inventory turns of 3 or more.

ITEM 7.  FINANCIAL STATEMENTS

                         RECONDITIONED SYSTEMS, INC.

                             FINANCIAL STATEMENTS

                       For The Year Ended March 31, 1997

                           INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the accompanying balance sheet of Reconditioned Systems, Inc. as of March 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 1997, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/  Semple & Cooper, P.L.C.

Semple & Cooper, P.L.C.

Phoenix, Arizona
May 2, 1997

                             RECONDITIONED SYSTEMS, INC.
                                   BALANCE SHEET
                                  March 31, 1997

                                     ASSETS

Current Assets:

   Cash and cash equivalents (Note 1)                         $ 142,124
   Accounts receivable - trade, net of
     allowance for doubtful accounts of
     approximately $31,000 (Notes 2 and 3)                      999,087
   Inventory (Notes 1, 2 and 3)                               1,197,840
   Prepaid expenses and other current assets                     25,439
                                                             ----------

        Total Current Assets                                  2,364,490



Property and Equipment: (Notes 1, 2 and 3)

   Machinery and equipment                    $  221,630
   Office furniture and equipment                244,637
   Leasehold improvements                         35,620
   Vehicles                                       13,632
                                                ----------
                                                 515,519
   Less: accumulated depreciation and
           amortization                         (334,413)       181,106
                                               ----------



Other Assets:

   Refundable deposits and other                                 25,613
                                                             ----------

                                                             $2,571,209
                                                             ==========










                  The Accompanying Notes are an Integral Part
                          of the Financial Statements
                                       16

                             RECONDITIONED SYSTEMS, INC.
                                    BALANCE SHEET
                                   March 31, 1997

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Note payable (Note 2)                                    $  444,336
   Current maturities of long-term
     debt (Note 3)                                              50,254
   Accounts payable                                            437,333
   Accrued expenses and customer deposits                      230,202
                                                            ----------

        Total Current Liabilities                            1,162,125


Long-Term Debt, less current maturities
  (Note 3)                                                      33,060


Commitments: (Note 4)                                             -


Stockholders' Equity: (Notes 6, 7, 8, and 10)

   Common stock, no par value; 20,000,000
     shares authorized; 1,474,084 shares
     issued and 1,473,950 shares outstanding    $4,586,982
   Accumulated deficit                          (3,207,204)
                                                ----------
                                                 1,379,778
   Less: treasury stock, 134 shares, at cost        (3,754)  1,376,024
                                                ----------   ---------
                                                            $2,571,209
                                                            ==========

















                     The Accompanying Notes are an Integral Part
                              of the Financial Statements
                                        17

                            RECONDITIONED SYSTEMS, INC.
                             STATEMENTS OF OPERATIONS
                  For The Years Ended March 31, 1997 and 1996

<CAPTTION>                                      1997                1996
                                         -----------         -----------
Sales                                    $ 7,121,637         $ 7,971,697

Cost of Sales                              5,453,597           6,454,271
                                         -----------         -----------

Gross Profit                               1,668,040           1,517,426

Selling and Administrative Expenses        1,331,721           1,757,135

Restructuring Charges (Note 10)                  -             1,434,029
                                         -----------         -----------

       Income (Loss) from Operations         336,319          (1,673,738)
                                         -----------         -----------
Other Income (Expense):
   Interest income                            10,336                 893
   Interest expense                          (96,320)            (88,912)
   Other                                       7,779              20,705
                                         -----------         -----------

                                             (78,205)            (67,314)
                                          -----------        ------------

        Income (Loss) before Income Taxes    258,114          (1,741,052)

Provision for Income Taxes (Note 5)              -                13,000
                                         -----------         -----------

Net Income (Loss)                            258,114          (1,728,052)

Preferred stock dividends (Notes 7 and 8)        -              (225,133)
                                         -----------         -----------

Net income (loss) attributable to common
  stockholders                            $  258,114         $(1,953,185)
                                         ===========         ===========
Income (Loss) per Common and Common
  Equivalent Share (Notes 1 and 8)       $       .16         $     (1.23)
                                         ===========         ===========
Weighted Average Number of Common and
  Common Equivalent Shares Outstanding     1,593,704           1,586,708
                                         ===========         ===========


                      The Accompanying Notes are an Integral Part
                             of the Financial Statements
                                           18

                                RECONDITIONED SYSTEMS, INC.
                           STATEMENTS OF STOCKHOLDERS' EQUITY
                      For The Years Ended March 31, 1997 and 1996

                      Common Stock
                      ------------
                                         Preferred  Retained      Treasury
                  Shares      Amount     Stock      Earnings      Stock     Total
                  ------      ------     ---------  --------      --------  -----
Balance,
March 31,1995    1,533,000  $2,445,618  $2,156,717 $(1,737,266)  $(3,754)   $2,861,315

Conversion of
  redeemable
  common stock
  (Note 6)          12,000      43,525         -           -             -      43,525

Purchase of
  Corporate
  Upholstery,
  Inc. (Note 6)     76,300         -            -           -            -        -

Net loss               -           -            -    (1,728,052)         -  (1,728,052)
                  ---------  ----------  ----------  -----------    --------   -----------

Balance,
 March 31, 1996  1,621,300  2,489,143   2,156,717   (3,465,318)      (3,754) 1,176,788


Conversion of
  preferred stock
  to common stock,
  net of costs of
  $58,878
  (Note 8)        7,222,215  2,097,839  (2,156,717)         -             -    (58,878)

Reverse split
  of common
  stock
  (Note 8)       (7,369,565)        -           -            -             -     -

Net income             -            -           -        258,114           -    258,114
                  ---------  ----------  ----------   ----------    ---------  ----------
Balance,
  March 31, 1997  1,473,950  $4,586,982  $      -    $(3,207,204)  $  (3,754) $ 1,376,024
                  =========  ==========  ===========  ===========   ========= ===========

                               The Accompanying Notes are an Intregral Part
                                of the Consolidated Financial Statements

                                       RECONDITIONED SYSTEMS, INC.
                                        STATEMENTS OF CASH FLOWS
                              For The Years Ended March 31, 1997 and 1996

                                                       1997         1996
                                                       ----         ----
Cash Flows from Operating Activities:
   Cash received from customers                    $6,686,906   $8,701,153
   Cash paid to suppliers and employees            (6,628,483)  (8,170,062)
   Interest received                                   10,336          893
   Interest paid                                     (101,026)     (88,912)
   Income taxes refunded                                 -         303,768
                                                  -----------  -----------
        Net cash provided (used) by
          operating activities                        (32,267)     746,840
                                                  -----------  -----------

Cash Flows from Investing Activities:
   Property and equipment                             (30,604)     (12,270)
   Other                                               37,081      (17,771)
                                                  -----------  -----------
        Net cash provided (used) by
          investing activities                          6,477      (30,041)
                                                  -----------  -----------

Cash Flows from Financing Activities:
   Proceeds from notes payable and
     long-term borrowings                           6,400,000    5,196,603
   Principal payments on notes payable,
     long-term borrowings and
     obligations under capital leases              (6,273,906)  (5,885,787)
   Conversion of redeemable common stock                 -         (16,475)
   Preferred stock conversion costs                   (58,878)        -
                                                  -----------  -----------
        Net cash provided (used) by
          financing activities                         67,216     (705,659)
                                                  -----------  -----------
Net increase in cash and cash
  equivalents                                          41,426       11,140

Cash and cash equivalents at beginning
  of year                                             100,698       89,558
                                                  -----------  -----------
Cash and cash equivalents at end
  of year                                          $  142,124  $   100,698
                                                  ===========  ===========


                         The Accompanying Notes are an Integral Part
                                 of the Financial Statements
                                           20

                          RECONDITIONED SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS (Continued)
                 For The Years Ended March 31, 1997 and 1996

                                                       1997           1996
                                                       ----           ----
Reconciliation of Net Income (Loss) to Net Cash
  Provided (Used) by Operating Activities:

Net income (loss)                                 $  258,114    $(1,728,052)

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating
  activities:
    Depreciation and amortization                     64,415        103,393
    Provision for doubtful accounts                   23,198         (9,100)
    Deferred income taxes                               -           (13,000)
    Restructuring charge                                -           663,610

Changes in Assets and Liabilities:
    Trade receivables                               (465,708)       717,851
    Income tax refund receivable                        -           303,768
    Inventory                                        178,691      1,120,970
    Prepaid expenses and other                          (560)       150,256
    Accounts payable and accrued expenses            (90,417)      (562,856)
                                                 -----------    -----------
        Net cash provided (used) by operating
          activities                              $  (32,267)   $   746,840
                                                 ===========    ===========

Non-Cash Investing and Financing Activities:

During the year ended March 31, 1997, the Company recognized investing and financing activities that affected its assets, liabilities and stockholders' equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

Conversion of 555,555 shares of the Company's Series A Preferred Stock into 7,222,215 shares of common stock (See Note 8).

1 for 6 reverse-split of common stock (see Note 8).

Acquired equipment via trade-in of like-kind equipment.

                            RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF CASH FLOWS (Continued)
                   For The Years Ended March 31, 1997 and 1996

During the year ended March 31, 1996, the Company recognized investing and financing activities that affected stockholders' equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

Conversion of redeemable common stock to 12,000 shares of common stock valued at $43,525 (See Note 6).

Issued 76,300 shares of common stock to an individual pursuant to the CUI acquisition agreement (See Note 6).

































                    The Accompanying Notes are an Integral Part
                            of the Financial Statements

                        RECONDITIONED SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, Nature of Operations and Use of
Estimates:

Nature of Business:

Reconditioned Systems, Inc. ("RSI" or the "Company"), is a corporation which was incorporated under the laws of the State of Arizona in March, 1987. The principal business purpose of the Company is the reconditioning and sale of office workstations comprised of panel systems to customers located throughout the country.

Pervasiveness of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation:

The consolidated financial statements for the year ended March 31, 1996, include the accounts of the Company and its wholly-owned subsidiaries: RSI Integrated Parts, Inc. (RSIIP), RSI Acquisitions, Inc. (RSIA), Corporate Upholstery, Inc. (CUI, a subsidiary of RSIA) and Facility Options Group, Inc. (FOG, a subsidiary of RSIA). All material intercompany accounts and transactions are eliminated in consolidation.

All subsidiary entities were closed during the fiscal year ended March 31, 1996; therefore, the financial statements for the year ended March 31, 1997 are not consolidated and did not require eliminating entries.

Revenue Recognition:

The Company recognizes a sale when its earning process is complete. In connection with projects that are to be installed by the customer or an agent of the customer, the sale is recognized when the product is shipped to or possession is taken by the customer. In connection with projects installed by the Company, the sale is recognized upon completion of the installation.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three (3) months or less to be cash equivalents.

Inventory:

Inventory, composed of used office workstations and reconditioning supplies, is stated at the lower of cost (weighted-average method) or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components, and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 1997, the Company had established a reserve for damaged and obsolete inventory in the amount of $25,000.

                       RECONDITIONED SYSTEMS, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies: (Continued)

Property and Equipment:

Property and equipment are recorded at cost. Depreciation is generally provided for on the straight-line basis over the following estimated useful lives of the assets:

                                             Years
                                             -----
     Machinery and equipment                 5 - 7
     Office furniture and equipment          5 - 7
     Leasehold improvements                  Lease term
     Vehicles                                4 - 5

Deferred Income Taxes:

Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Common and Common Equivalent Share:

The computation of earnings (loss) per common and common equivalent share is based on the net income (loss) and the weighted average number of common stock and common stock equivalents outstanding for each period. Outstanding warrants and certain stock options outstanding are considered common stock equivalents and are accounted for under the Treasury Stock method. These common stock equivalents are not included in the computation of loss per share as of March 31, 1996 because their effect would be anti-dilutive. (See Note 8)

2. Pledged Assets and Line of Credit:

As of March 31, 1997, the Company had outstanding borrowings of $444,336 under a $1,200,000 revolving line of credit agreement with Norwest Business Credit, Inc. Interest is payable at the bank's base rate plus four percent (4%), and has a minimum monthly interest requirement of $4,000. Borrowings on the line of credit may not exceed a total of eighty percent (80%) of eligible accounts receivable and thirty percent (30%) of eligible inventory. At March 31, 1997, the maximum amount available on the line of credit was approximately $675,000. Accounts receivable, inventory, property and equipment and intangibles have been assigned as collateral for amounts borrowed under this loan agreement. The credit facility contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds, will meet certain annual net income requirements, will maintain certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without written approval from Norwest Business Credit, Inc.

                       RECONDITIONED SYSTEMS, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)

3.  Long-Term Debt:

Long-term debt consists of the following:

8.25% note payable to National Bank of Arizona, due in monthly installments of $4,087, including principal and interest, until paid in full; collateralized by accounts receivable, inventory, property and equipment, and intangibles. In connection with this loan agreement, the Company has agreed to maintain certain financial ratios and various other covenants.

As of March 31, 1997, the Company was in compliance with these financial ratios and other covenants. In addition, this note payable is guaranteed by certain former Board members.

                                                           $   76,071

Capital lease obligations                                       7,243
                                                           ----------
                                                               83,314
Less: current maturities                                      (50,254)
                                                           ----------
        Long-term portion                                  $   33,060
                                                           ==========

Aggregate maturities of long-term debt, are as follows:

                    March 31,           Amount
                    --------            ------
                    1998            $   50,254
                    1999                33,060
                                    ----------
                                    $   83,314
                                    ==========

4. Operating Lease Commitments:

The Company leases facilities in Tempe and Tucson, Arizona, as well as certain equipment and vehicles under operating lease agreements expiring at various times through March, 2001. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs. The lease on the Tempe, Arizona facility expires in March, 2001.

The total minimum rental commitment is due as follows:

                    March 31,       Amount
                    ---------       ----------
                    1998            $  291,696
                    1999               282,974
                    2000               280,971
                    2001               280,412
                                    ----------
                                    $1,136,053
                                    ==========

Rent expense under operating lease agreements for the years ended March 31, 1997 and 1996 was approximately $277,500 and $425,000, respectively.
                                    25

                       RECONDITIONED SYSTEMS, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)

5.  Income Taxes:

Deferred tax assets consist of the following components:

     Deferred tax assets:
       State loss carryforwards                 $  250,000
       Federal loss carryforward                 1,015,000
                                                ----------
                                                 1,265,000
     Less: valuation allowance                  (1,265,000)
                                                ----------

                                                $     -
                                                ==========

The Company has established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses from prior years in future periods.

The Company's tax expense (benefit) differed from the statutory rate, as follows:

                                                   1997           1996
                                                   ----           ----
Statutory rate applied to income
  (loss) before income taxes                    $   97,000      $(590,000)

Increase (decrease) in income taxes
  resulting from:
    Utilization of net operating loss
      deductions                                  (119,000)         -
    State income taxes                                -          (160,000)
    Statutory/actual rate difference                  -             4,000
    Non-deductible goodwill amortization              -           190,000
    Deductible goodwill impairment                    -          (580,000)
    Non-deductible expenses                           -           (20,000)
    Deferred tax asset valuation allowance            -         1,170,000
    Other                                           22,000        (27,000)
                                                ----------      ----------
                                               $     -         $  (13,000)
                                               ==========      ==========

The Company's approximate net operating loss carryforwards and their respective expiration dates, are as follows:

                        Amount             Expiration
                        ------             ----------
     Federal        $2,990,000     $120,000 in 2010, $2,870,000 in 2011
     Arizona         2,790,000     $655,000 in 1999, $2,135,000 in 2001

6.  Common Stock and Common Stock Purchase Warrants:

At the Company's inception, in March, 1987, 100 shares of Common Stock were issued to the founders for $100. In July, 1992, the Company's Board of Directors approved a 10,000 for 1 stock split, increasing the number of shares held by the founders to 1,000,000 shares.

                       RECONDITIONED SYSTEMS, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)

6.  Common Stock and Common Stock Purchase Warrants: (Continued)

On December 17, 1992, 500,000 shares of the Company's Common Stock were sold in an initial public offering in units consisting of two shares of common stock, together with one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant. The units were sold for $5 each and resulted in gross proceeds in the amount of $2,500,000. The Company received $1,824,268 after paying costs of the offering, consisting primarily of underwriting fees, legal fees, accounting fees, and printing fees. Each Class A Common Stock Purchase Warrant entitled the holder to purchase one share of common stock and was exercisable at $5.50 per share through June 30, 1994. Each Class B Common Stock Purchase Warrant entitled the holder to purchase one share of common stock and was exercisable at $6.50 per share through June 30, 1995. The warrants required the Company to maintain an effective registration statement for the term of the warrants. Holders of warrants residing in states where such shares are not qualified or registered, or otherwise exempt from such requirements, may be denied the right to exercise those warrants. In addition, in connection with this offering, the Company issued the Underwriters warrants to purchase 25,000 units exercisable at $6.25 per share through December 17, 1997. The warrants issued to the Underwriters also contained certain registration rights for the underlying shares.

On March 31, 1993, the Company acquired all of the outstanding shares of CUI from two individuals. Prior to the acquisition, these individuals owned 90% and 10% of CUI, respectively. The total cost of the purchase was $1,273,289, which consisted of cash of $300,000, notes payable of $300,000, 120,000 restricted shares of the Company's Common Stock, and acquisition costs of $73,289. As part of the purchase, the stockholders of CUI were given a put option to require the Company to redeem the 120,000 restricted shares of the Company's Common Stock for $600,000 ($5 per share) for a period contemporaneous with the common stock's market restriction. As such, the 120,000 restricted shares of the Company's Common Stock issued as part of this purchase were valued at $600,000 and were recorded as Redeemable Common Stock and were not included in the Company's Stockholders' Equity. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the net assets acquired in the amount of $1,075,589 was recorded as goodwill.

On August 3, 1993, the Company acquired all of the outstanding shares of FOG from its stockholder. The cost of this transaction was originally recorded at $534,916. This consisted of assumed liabilities in excess of assets of $218,191, acquisition costs of $154,225, and 50,000 shares of common stock previously held in the Company's treasury. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $534,916. The 50,000 shares of common stock were recorded at their fair value at the date of the acquisition as reported by the Nasdaq Small Cap Market, which was $3.25 per share or $162,500. The fair value had decreased from the original cost of the treasury shares by $1.50 per share or $75,000, which was charged to retained earnings. In addition, as part of the purchase, an additional 50,000 restricted shares of the Company's Common Stock were contingently issued in the name of the former owner of FOG, and placed in escrow. The shares were to be issued out of escrow when and if FOG attained certain sales levels. Because these contingent shares were issuable based upon FOG's performance, and were not connected with the continued employment of the former owner of FOG, the value of the contingent shares was considered to be non-compensatory. The shares were considered to be a purchase price adjustment in the acquisition of FOG at the point in time when they were earned.

                       RECONDITIONED SYSTEMS, INC.
                  NOTES TO FINANCIAL STATEMENTS (Continued)

6.  Common Stock and Common Stock Purchase Warrants: (Continued)

On December 28, 1993, the Company entered into an agreement with the individual that held 90%, or 108,000 shares, of the redeemable common stock issued in connection with the purchase of CUI. Under the terms of this agreement, the redemption right was exchanged for 5,000 additional restricted shares of the Company's Common Stock, and the Company's guarantee that on or about August 31, 1995, he would receive additional shares of restricted common stock that would result from dividing the then per share market value of the stock into the difference between the then market value of his 108,000 shares and $540,000. The Company did not change the cost of the CUI acquisition as a result of this agreement, since the best estimate of fair value of the total common stock held by this individual was $540,000 at the date of the agreement. At that time, the $540,000 was transferred from Redeemable Common Stock to Common Stock and included in the Company's Stockholders' Equity.

On or about November 1, 1994, the individual who held the other 12,000 shares of redeemable common stock issued in the CUI acquisition requested the Company to redeem these shares for $60,000. The Company was unable to comply with the request and was sued by this individual. During the quarter ended September 30, 1995, the Company reached a settlement with the individual whereby the redemption rights were cancelled, he sold the 12,000 shares on the open market for a total of $43,525, and the Company paid damages in the amount of $16,475. The purchasers of these shares do not have any redemption rights and, as such, the $43,525 was transferred to the Company's Common Stock account and the $16,475 was expensed.

In addition, on or about November 1, 1994, FOG attained sales levels upon which 20,000 shares of the Company's Common Stock were issued to the former owner of FOG. The 20,000 shares were valued based on the fair market value as quoted by the Nasdaq Small Cap Market at that date and were added to the initial purchase price of FOG at $4.0625 per share, or $81,250.

Effective March 31, 1995, the Company's founders were required to cancel 100,000 shares of common stock as a result of the Company's failure to obtain certain profit thresholds that were outlined in the Company's initial public offering. Since the Company's founders did not receive anything in return for the cancelled shares, no value was assigned to this non-reciprocal, non-monetary transaction.

On or about August 31, 1995, the Company issued 76,300 shares of common stock to the former 90% owner of CUI in accordance with the agreement entered into on December 28, 1993 and described previously in this Note 6. Since any value placed on these new shares of common stock would only reduce the value of the original shares of common stock issued to this individual as part of the purchase of CUI, no value was placed on this transaction.

On September 1, 1995, FOG ceased operations. Therefore, FOG was unable to attain the sales levels required for the former owner to receive the final 30,000 contingent shares that were being held in escrow. As such, these 30,000 shares of the Company's redeemable Common Stock were cancelled.

From time to time, the Company's Board of Directors has extended the date through which the Company's Class A and Class B Common Stock Purchase Warrants may be exercised. The Company's Class A warrants expired on June 30, 1996, and the Class B warrants are set to expire on June 30, 1997. As of the date of this report, none of the Company's Stock Purchase Warrants have been exercised.

                      RECONDITIONED SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

7.  Preferred Stock:

On February 25, 1994, the Company consummated a private offering, pursuant to a stock purchase agreement, selling 555,555 shares of its Series A Convertible Preferred Stock, no par value, (the "Preferred Stock") at an exercise price of $4.50 per share. The gross proceeds from the offering were $2,500,000. The Company received $2,156,717 after payments of selling commissions and structuring fees of $175,000, and offering costs of $168,283.

The Preferred Stock provided for payments of nine percent (9%) dividends (a rate of $.405 per share per annum), payable quarterly in preference to any declaration or payment of any dividend on the common stock or other equity securities of the Company. The dividends were cumulative and accrued on each share of Preferred Stock from the date of issuance. In the event of any liquidation, dissolution, or winding up of the Company, the holders of the Preferred Stock were entitled to receive $4.50 per share, plus any accrued but unpaid dividends, prior to any distribution to holders of common stock. Each holder of Preferred Stock was entitled to notice of any stockholders meetings and was entitled to the number of votes equal to the number of shares of common stock into which each share of Preferred Stock was convertible. Each share of Preferred Stock was convertible into such number of fully paid and non-assessable shares of common stock, as determined by dividing $4.50 by the conversion price.

The Company granted the holders of Preferred Stock certain protective provisions which prohibited any actions by the Company which might impair or affect the rights or preferences of such holders, without the consent of a majority of the holders of Preferred Stock. In addition, if the Company caused an "Event of Default" in the payment of dividends to holders of Preferred Stock, then the holders of a majority of the Preferred Stock had the right to appoint a person to the Board of Directors until the "Event of Default" was cured. The holders of Preferred Stock also were granted certain registration rights. The registration rights enable them to demand registration under the Securities Act of 1933 on the common stock issuable pursuant to conversion of the Preferred Stock or to require that the Company include such common stock in a registration statement filed by the Company.

In December, 1995, following the default of three consecutive quarterly dividend payments on Series A Convertible Preferred Stock, the preferred stockholders appointed a member to the Company's Board of Directors.

8.   Reorganization of Capital Structure:

On August 5, 1996, the Company's shareholders approved a reorganization of the Company's capital structure. The reorganization, which was effective on August 12, 1996, consisted of the automatic conversion of each share of the Company's Series A Convertible Preferred Stock into thirteen shares of common stock. Any and all accrued but unpaid dividends through the conversion date were waived. In addition, the shareholders approved a one-for-six reverse stock split effective immediately following the preferred stock conversion. All fractional shares resulting from the reverse split were rounded up to the next whole share.

Giving retroactive application of the reorganization to the year ended March 31, 1996, the loss per share would have been $1.18 on weighted average shares outstanding of 1,468,157.

                       RECONDITIONED SYSTEMS, INC.
                 NOTES TO FINANCIAL STATEMENTS (Continued)

9.   Common Stock Options:

On August 10, 1995, the Company issued 200,000 Common Stock Options as follows: 100,000 options to its current President and Chief Executive Officer and 100,000 options to its current Chief Financial Officer. These options were exercisable at $2.75 per share through August 10, 2005.

On August 19, 1996, following a reorganization of the Company's capital structure, which included a one-for-six reverse stock split, the Board of Directors approved the repricing of 16,666 stock options held by the Company's President and Chief Executive Officer, and 16,666 stock options held by the Company's Chief Financial Officer from $16.50 per share to $1.00 per share.
In addition, at the same time, the Board issued 83,334, 83,334, and 100,000 stock options with an exercise price of $1.00 per share to the Company's President and Chief Executive Officer, Chief Financial Officer and Chairman of the Board, respectively. All of these stock options are presently exercisable; provided, however, that the holders may not sell or otherwise transfer any shares acquired upon exercise of the options until August 19, 1997. As of the date of this report, none of the stock options have been exercised. The Company has agreed to register the shares issuable upon exercise of the options by filing a registration statement on Form S-8 with the Securities and Exchange Commission. The option exercise price equals the fair market value of the underlying common stock on August 19, 1996.


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 1997 and 1996. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share for the year ended March 31, 1997 and 1996 would have been reduced (increased) to the pro forma amounts presented below:

                                                 1997            1996
                                                 ----            ----
Net income (loss), as reported             $  258,114     $(1,953,185)
Net income (loss), pro forma               $  253,054     $(1,954,197)

Primary and fully diluted earnings (loss)
  per share, as reported                   $      .16     $     (1.23)
Primary and fully diluted earnings (loss)
  per share, pro forma                     $      .16     $     (1.23)

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, expected life of options of two (2) years, expected volatility of forty percent (40%), risk-free interest rate of eight percent (8.0%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during 1997 and 1996 approximated $.03.

                       RECONDITIONED SYSTEMS, INC.
                NOTES TO FINANCIAL STATEMENTS (Continued)

10.  Restructuring:

Despite increasing revenues during the fiscal year ended March 31, 1994, the Company incurred significant operating losses and in response thereto, the Board of Directors adopted a restructuring program in March, 1994. The original program was intended to be accomplished over a period of several years, and without any substantial charges as a result of the restructuring. The goal of the program was to simplify operations and reduce operating costs by closing RSIIP, which specialized in distributing clone Haworth and Herman Miller parts; converting CUI from an operation that specialized in marketing and remanufacturing Steelcase office furniture to a sales office concentrating on marketing Haworth workstations remanufactured by RSI; and converting FOG from an operation that specialized in marketing and remanufacturing Haworth workstations to a sales office concentrating on marketing Haworth workstations remanufactured by RSI. The Company did not anticipate any significant charges would be incurred as a result of the program, since the only employees that had mandatory severance packages were going to be retained, the inventory at RSIIP, CUI, and FOG could be sold off over time at book value, the Company's facilities with significant lease commitments would be retained and used after the restructuring, and the entire process would unfold slowly and methodically over several years. Subsequent factors, such as an opportunity to buy out the lease on the RSIIP facility, continuing operating losses, decreases to the Company's line of credit placing extreme pressure on the Company's cash flow position, and unexpected resistance to the restructuring by key employees forced the Company to modify and accelerate its original restructuring plan. As a result of this acceleration and modification of the original restructuring plan, the Company charged $1,434,029 to restructuring for the year ended March 31, 1996, and $731,129 to restructuring for the year ended March 31, 1995. The breakdown of charges is as follows:

                                                      1996          1995
                                                      ----          ----
     Lease buy-out and other costs to
            vacate leased premises                $ 41,644    $   47,245

     Buy-out of employment contract of
            CUI's President                           -           65,000

     Writedown, abandonment, liquidation
            and disposal of inventory              531,621       543,884

     Labor and administrative costs to
            convert CUI to a remanufactured
            Haworth sales office                      -           75,000

     Impairment of FOG Goodwill                    563,562          -

     Realized loss on sale of equipment            100,048          -

     Impairment of certain prepaid expenses
            and other current assets                84,393          -

     Other                                         112,761          -
                                                  --------      --------
                                                $1,434,029    $  731,129
                                                ==========    ==========

                                       31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 21, 1996, the Company, acting on the direction of its Board of Directors, informed McGladrey & Pullen, LLP that it would be seeking additional fee proposals for its March 31, 1996 audit, and on March 22, 1996, McGladrey & Pullen, LLP notified the Company that the firm would not be submitting a proposal. Accordingly, on March 22, 1996, the client-auditor relationship between the Company and McGladrey & Pullen, LLP ceased.

McGladrey & Pullen, LLP's reports on the Company's financial statements for the years ended March 31, 1994 and 1995, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with McGladrey & Pullen, LLP's issuance of their audit report in connection with their audit of the Company's financial statements for the years ended March 31, 1995 or 1994.

The only disagreement in connection with the Company's interim reports on Form 10-QSB filed subsequent to the Company's Form 10-KSB filing for the year ended March 31, 1995, is discussed in the following paragraph.

During March, 1996, the Company requested that McGladrey & Pullen, LLP reissue their report on the Company's 1995 and 1994 financial statements for inclusion in a proxy statement for a special meeting of the Company's stockholders. In connection with this engagement, McGladrey & Pullen determined that the Company had accrued dividends on its 9% Series A Convertible Preferred Stock in its last three 10-QSB filings. McGladrey & Pullen, LLP advised the Company that, inasmuch as such dividends had not been declared, in their opinion, accrual of these dividends was not in accordance with generally accepted accounting principles. The Company originally disagreed, but eventually acquiesced and, on March 19, 1996, amended its Form 10-QSB filings for the quarters ended June 30, 1995, September 30, 1995, and December 31, 1995.

On March 28, 1996, the Company selected Semple & Cooper, PLC as its new independent accountants.











                                   32

PART III

The information required by Items 9-11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held August 8, 1997. Such information included in the Proxy Statement is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about July 8, 1997.

MATERIAL INCORPORATED HEREIN BY REFERENCE AND LOCATION IN PROXY STATEMENT FOR 1997 ANNUAL MEETING:

ITEM NO.    ITEM DESCRIPTION                   PROXY STATEMENT
-------     ----------------                   ---------------
9           Directors, Executive Officers,     Proposal One - Election
            Promoters, and Control Persons;    of Directors
            Compliance with Section 16(a)
            of the Exchange Act

10          Executive Compensation             Proposal One - Election
                                               of Directors

11          Security Ownership of Certain      General Information -
            Beneficial Owners and Management   Security Ownership
                                               of Certain Principal
                                               Stockholders and
                                               Management

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)(1)  EXHIBITS
The following exhibits are filed herewith pursuant to Regulation S-B:

NO.    DESCRIPTION                                           REFERENCE
---    -----------                                           ---------
3.1    Articles of Incorporation of the Registrant,
       as amended and restated                               4
3.2    Bylaws of Registrant                                  1
4.1    Form of Common Stock Certificate                      1
4.2    Form of Class A and Class B Warrant Agreement         1
4.5    Registration Rights Agreements                        3
4.8    Warrants issued to Nutmeg Securities, Inc.            5
*4.9   Options issued to Wayne R. Collignon                  4
*4.10  Options issued to Dirk D. Anderson                    4
*4.11  Amendment to Options issued to Wayne Collignon        7
*4.12  Amendment to Options issued to Dirk D. Anderson       7
*4.13  Options issued to Wayne R. Collignon                  7
*4.14  Options issued to Dirk D. Anderson                    7
*4.15  Options issued to Scott W. Ryan                       7
*4.16  Options issued to Scott W. Ryan                       7
10.1   Lease Agreement, dated April 12, 1990 between
       Boston Safe Deposit and Trust Company, as Lessor,
       and Registrant as Lessee                              1
10.17  Loan documents between National Bank of Arizona
       and the Registrant                                    3
*10.21 Employment Agreement between the Registrant
       and Wayne R. Collignon                                4
*10.22 Employment Agreement between the Registrant and
       Dirk D. Anderson                                      4
10.23  Third amendment to the Lease between the Registrant,
       as Lessee, and Newhew Associates, as Lessor           4
10.24  Loan documents between the Registrant and Norwest
       Business Credit, Inc.                                 4
*10.25 Amendment to Employment Agreement between
       Registrant and Wayne Collignon                        6
*10.26 Amendment to Employment Agreement between
       Registrant and Dirk Anderson                          6
10.27  Amendments to Loan document between Norwest Business
       Credit and Registrant                                 6
10.28  Amendment to Loan document between Norwest Business
       Credit and Registrant                                 7
16.1   Letter from McGladrey & Pullen, LLP, former auditors  4
21     List of subsidiaries                                  2
23     Consent of Semple & Cooper, PLC                       7

  (1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
  (2)  Filed with Form 10-KSB on June 20, 1994
  (3)  Filed with Form 10-KSB on July 13, 1995
  (4)  Filed with Form 10-KSB on July 2, 1996
  (5)  Filed with Proxy Statement on July 15, 1996
  (6)  Filed with Form 10-QSB on November 14, 1996
  (7)  Filed herwith
  (*)  Indicates a compensatory plan or arrangement
(b)  REPORT ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.
                                    34

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.

BY:    /S/  Wayne R. Collignon
      -----------------------------------------------
      Wayne R. Collignon, President and Chief Executive Officer

DATE:  June 26, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

RECONDITIONED SYSTEMS, INC.

BY:    /S/  Wayne R. Collignon
      ------------------------------------------------
      Wayne R. Collignon, President and Chief Executive Officer
     (Principal Executive Officer) and  Director

DATE:  June 26, 1997


BY:    /S/  Dirk D. Anderson
      ------------------------------------------------
      Dirk D. Anderson, Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer) and
       Director

DATE:  June 26, 1997


BY:    /S/  Scott W. Ryan
      ------------------------------------------------
      Scott W. Ryan, Chairman of the Board of Directors

DATE:  June 26, 1997