Form 10-Q
period 1997-06-30
RECONDITIONED SYSTEMS INC
filed 1997-08-15
CIK 891915

FORM 10-QSB
                    U.S. Securities and Exchange Commission
                               Washington D. C., 20549

                                  (Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For t              he quarterly period ended June 30, 1997

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

                                 602-968-1772
                          (Issuer's telephone number)


___________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X   No_____.




State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   As of July 31,
1997, the number of shares outstanding of the Registrant's common stock was 1,473,950.

                         PART 1 - FINANCIAL STATEMENTS

Item 1













                         RECONDITIONED SYSTEMS, INC.


                       Unaudited Financial Statements

                                June 30, 1997

                          RECONDITIONED SYSTEMS, INC.
_______________________________________________________________________
                                BALANCE SHEET
                                June 30, 1997
                                 (Unaudited)
________________________________________________________________________

                                    ASSETS

Current Assets:
     Cash and cash equivalents                                   129,632
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $33,000                     1,051,646
     Inventory                                                   943,922
     Prepaid expenses and other current assets                    21,529
                                                               ---------
          Total current assets                                 2,146,729

Property and Equipment:
     Machinery and equipment                      222,476
     Office furniture and equipment               248,950
     Leasehold improvements                        36,681
     Vehicles                                      13,632
                                                  -------
                                                  521,739
     Accumulated depreciation                    (350,274)       171,465
                                                  _______
Other Assets:
     Refundable deposits                           14,539
     Other                                          1,296         15,835
                                                  -------
                                                               2,334,029
                                                               =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Note payable (Note 2)                                       129,188
     Current maturities of long-term debt                         50,840
     Accounts payable                                            365,145
     Accrued expenses and other current liabilities              243,988
                                                                 -------
          Total current liabilities                              789,161

Long-Term Debt, less current maturities                           20,036

Stockholders' Equity                                           1,524,832
                                                               ---------
                                                               2,334,029
                                                               =========

                         RECONDITIONED SYSTEMS, INC.
________________________________________________________________________

                           STATEMENT OF OPERATIONS
           For the Three Month Period Ended June 30, 1996 and 1997
                                 (Unaudited)
________________________________________________________________________

                                      Three Months Ended
                                           June 30,
                                     1996              1997
                                   ---------           ---------
Sales                              1,887,487           2,267,362
Cost of sales                      1,453,033           1,688,163
                                   ---------           ---------
Gross profit                         434,454             579,199

Selling & administrative expenses    304,986             420,469
                                     -------             -------
Income from operations               129,468             158,730

Other income (expense):
     Interest income                   1,322                 171
     Interest expense                (29,978)            (13,595)
     Other                                28               3,502
                                     --------             -------
                                     (28,628)             (9,922)


Net income                           100,840             148,808
                                     =======             ========

Primary earnings per common
and common equivalent share*            .07                 .09
                                     ========            =========

Primary weighted average number
     of shares outstanding *         1,473,950           1,648,217
                                     =========           =========

* The 1996 earnings per share have been restated to give retroactive effect of the reorganization of the Company's capital structure.

                          RECONDITIONED SYSTEMS, INC.
________________________________________________________________________

                      STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended March 31, 1997 and the Three Month Period Ended June 30, 1997
                                 (Unaudited)
_____________________________________________________________________________________________________

                 Common    Common    Preferred      Preferred    Retained      Treasury
                 Stock     Stock     Stock          Stock        Earnings      Stock (134
                 Shares    Amount    Shares         Amount       (Deficit)     Shares)        Total
                 ------    ------    ----------     ----------   ---------     ----------     -----
Balance at
March 31, 1996 1,621,300 $2,489,143   555,555      $2,156,717  $(3,465,318)  $(3,754)      $1,176,788

Conversion of
Preferred Stock
to Common      7,222,215  2,097,839  (555,555)     (2,156,717)           0         0          (58,878)
Stock, net of
costs of $58,878

Reverse Split of
Common Stock  (7,369,565)         0         0                0           0         0                0

Net income          -             0         -                0      258,114        0          258,114
               --------- ----------  --------      -----------    ---------- ---------     ----------
Balance at
March 31, 1997 1,473,950 $4,586,982         -                0   $(3,207,204) $(3,754)     $1,376,024

Net income          -             0         -                0       148,808        0         148,808
               --------- ----------  ---------      -----------   ----------- ----------   ----------
Balance at
June 30, 1997  1,473,950 $4,586,982         -                0    $(3,058,396) $(3,754)    $1,524,832



                          RECONDITIONED SYSTEMS, INC.
________________________________________________________________________

                           STATEMENT OF CASH FLOWS
          For the Three Month Periods Ended June 30, 1996 and 1997
                                 (Unaudited)
________________________________________________________________________

                                     Three Months Ended
                                         June 30,
                                      1996      1997
                                      ----      ----
Cash and cash equivalents
provided (used) by operating
activities                         (252,807)  321,313

Cash and cash equivalents
used by investing
activities                           (4,957)   (6,219)

Cash and cash equivalents
provided (used) by financing
activities                           351,006 (327,586)
                                   --------- ---------

Increase (decrease) in cash
and cash equivalents                  93,242  (12,492)

Cash and cash equivalents,
beginning of period                  100,698  142,124


Cash and cash equivalents,
end of period                        193,940  129,632
                                     =======  =======


                         RECONDITIONED SYSTEMS, INC.
                        Notes to Financial Statements
                                 (Unaudited)
________________________________________________________________________

                                   Note 1.
                 Summary of Significant Accounting Policies
________________________________________________________________________

Interim Financial Statements:
The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1997.

Earnings Per Common and Common Equivalent Share:
The computation of earnings per share is based on the net income and the weighted average number shares of common stock and common stock equivalents outstanding for each period. Certain stock options outstanding are considered common stock equivalents during the quarter ended June 30, 1997, and were accounted for under the Treasury Stock method. These stock options were not included in the calculation for the quarter ended June 30, 1996, as their effect would be antidilutive. In addition, certain warrants which were outstanding during the quarters ended June 30, 1996 and 1997 are not included in the computation of earnings per share for those quarters because their effect would be antidilutive. Fully diluted earnings per share were not materially different from primary earnings per share. The earnings per share and the weighted average number of shares outstanding for the period ended June 30, 1996 give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996.

                         RECONDITIONED SYSTEMS, INC.
                 Notes to  Financial Statements (Continued)
                                 (Unaudited)

________________________________________________________________________

                                   Note 2.
                                Note Payable
________________________________________________________________________

On July 30, 1997, the Company terminated its line of credit agreement with Norwest Business Credit, Inc. and entered into a line of credit agreement with M&I Thunderbird Bank. Under this new $1,000,000 revolving line of credit agreement, which is effective through July 31, 1998, interest is payable at the bank's base rate plus 2%. Borrowings on the line of credit may not exceed 75% of eligible accounts receivable and 30% of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to continue to increase sales, maximize its production capacity, improve its gross profit margins, or further decrease its borrowing costs. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

RESULTS OF OPERATIONS
Reconditioned Systems, Inc. ("RSI" or the "Company") reported net income of $148,808 for the three month period ended June 30, 1997 (hereinafter the "reporting quarter") compared to net income of $100,840 for the three month period ended June 30, 1996 (hereinafter the "comparable quarter"). The $47,968 or 47% improvement to the Company's net income was primarily attributable to increased sales and operating efficiencies.

Sales for the reporting quarter were $2,267,362 which represents a $379,875 or 20% increase from the comparable quarter. This increase is primarily attributed to the success of RSI's marketing program which was implemented during the previous year and focuses on increasing and stabilizing sales via local advertising promotions, increases to its wholesale and retail sales staffs, and expansion of its retail sales group into the Tucson, Arizona market. Wholesale sales were up $196,885 or 20% over the comparable quarter, the Tucson sales office contributed $164,049 of new sales, and local retail sales increased by $18,941 or 2% over the comparable quarter.

The Company's gross profit margin during the reporting quarter was 25.5%, compared with 23% for the comparable quarter. The increase in the gross profit margin during the reporting quarter is the result of increased operating efficiencies and gains in economies of scale achieved through greater sales volume and better use of production capacity. The Company has not yet maximized its production capacity and anticipates further improvement to its gross margin if sales volume continues to increase.

The Company's selling and administrative expenses for the reporting quarter were 18.5% of sales as compared with 16.2% during the comparable quarter. This increase in the reporting quarter was primarily a result of increased selling costs in connection with the Company's new marketing program, increases to the Company's allowance for doubtful accounts due to the incremental increases in accounts receivables resulting from additional sales volume, and a write-off of $16,616 of prepaid loan costs in connection with the Company's line of credit agreement with Norwest Business Credit Inc. (NBCI).

The Company's other income (expenses), which consist primarily of interest expense, were $9,922 and $28,628 for the reporting and comparable quarters, respectively. The $18,706, or 65% decrease, was primarily a result of decreases in the borrowing rate charged by the Company's former lender, NBCI. Based on improved operating results, the Company was able to negotiate reductions to the Company's borrowing rate with NBCI in October, 1996 and again in April, 1997. In addition, consistent operating improvements achieved over the past several quarters have enabled the Company to voluntarily terminate its financing with NBCI as of July 30, 1997, and acquire new financing with another lender providing lower borrowing rates and no minimum monthly interest payments.
                                       9

INCOME TAXES
As of March 31, 1997, the Company had federal loss carryforwards of approximately $2,990,000 and state loss carryforwards of approximately $2,790,000. The federal loss carryforwards expire through March 31, 2011 and the state loss carryforwards expire through March 31, 2001. If the Company is profitable before these loss carryforwards expire, it will benefit from them at statutory rates. During the quarters ended June 30, 1996 and 1997, the Company benefited in the approximate amount of $ 40,000 and $60,000 from these loss carryforwards.

FINANCIAL CONDITION
As a result of the net income for the reporting quarter and the reorganization of the Company's capital structure that was approved at the annual shareholders meeting on August 5, 1996, the Company's financial condition and liquidity have improved dramatically since the comparable quarter. The automatic conversion of each outstanding share of Series A Convertible Preferred Stock and accrued dividends into 13 shares of common stock relieved the Company of accrued but unpaid dividends of approximately $337,500 and the burden of the $56,250 per quarter dividend going forward.

The Company's operations, which provided $321,313 of cash during the reporting quarter, were able to finance its 20% sales growth and reduce its line of credit balance and long-term debt by $327,586 during the reporting quarter. Because the three things that primarily effect the Company's cash flows are results of operations, collection of accounts receivable, and inventory turns; and since the number of days sales in accounts receivable at June 30, 1997 was consistent with recent periods, the Company's positive cash flows for the reporting quarter were due to income from operations and increased inventory turns. The Company's income from operations is discussed above. The Company's inventory turns increased from 4.5 in the comparable quarter to 6.3 during the reporting quarter. This increase is a result of the Company switching to just-in-time inventory purchasing methods for certain of the Company's used Haworth products and raw materials.
                                      10

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

ITEM 2.  CHANGES IN SECURITIES
Effective June 30, 1997, the Company's Class B Warrants expired.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM  5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation
S-B:

No.  Description                                                Reference
---- --------------------------------------------------------------------
3.1     Amended and Restated Articles of Incorporation             (2)
3.2     Amended and Restated Bylaws                                (2)
4.1     Form of Stock Certificate                                  (1)
4.5     Registration Rights Agreements                             (3)
*4.9    Options issued to Wayne R. Collignon                       (4)
*4.10   Options issued to Dirk D. Anderson                         (4)
*4.11   Amendment to Options issued to Wayne Collignon             (6)
*4.12   Amendment to Options issued to Dirk Anderson               (6)
*4.13   Options issued to Wayne R. Collignon                       (6)
*4.14   Options issued to Dirk D. Anderson                         (6)
*4.15   Options issued to Scott W. Ryan                            (6)
*4.16   Options issued to Scott W. Ryan                            (6)
10.1    Lease Agreement, dated April 12, 1990 between Boston
        Safe Deposit and Trust Company, as Lessor, and Registrant
        as Lessee                                                  (1)
*10.21  Employment Agreement between Registrant and Wayne Collignon(4)
*10.22  Employment Agreement between Registrant and Dirk Anderson  (4)
10.23   Third amendment to the Lease between Registrant, as Lessee,
        and Newhew Associates, as Lessor                           (4)
*10.25  Amendment to Employment Agreement between Registrant and
        Wayne Collignon                                            (5)
*10.26  Amendment to Employment Agreement between Registrant and
        Dirk Anderson                                              (5)
10.29   Loan documents between Registrant and M&I Thunderbird Bank (7)

(1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under Securities Act of 1933, as declared effective on December 17, 1992.
(2) Filed with the Company's definitive proxy statement on July 10, 1996
(3) Filed with Form 10-KSB on July 13, 1995
(4) Filed with Form 10-KSB on July 2, 1996
(5) Filed with Form 10-QSB on November 14, 1996
(6) Filed with Form 10-KSB on June 26, 1997
(7) Filed herewith

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:     August 14, 1997          /S/ Wayne R. Collignon
                                   ----------------------
                                   Wayne R. Collignon, President and CEO


Date:     August 14, 1997          /S/ Dirk D. Anderson
                                   ---------------------
                                   Dirk D. Anderson, CFO