Form 10QSB
period 1997-09-30
RECONDITIONED SYSTEMS INC
filed 1997-11-14
CIK 891915

                  U.S. Securities and Exchange Commission
                          Washington D. C., 20549

                                Form 10-QSB

                                (Mark One)
( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 1997

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

   602-968-1772
(Issuer's telephone number)


_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)







   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No_____.

State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:   As
of November 6, 1997, the number of shares outstanding of the Registrant's common stock was 1,473,950.

                       PART 1 - FINANCIAL STATEMENTS
Item 1
------












                         RECONDITIONED SYSTEMS, INC.


                        Unaudited Financial Statements

                              September 30, 1997


             RECONDITIONED SYSTEMS, INC.
_________________________________________________________________

                   BALANCE SHEETS
            September 30, 1997 and 1996
                    (Unaudited)
_________________________________________________________________
                                                 1997                   1996
                                                 ----                   ----
                           ASSETS
Current Assets:
  Cash and cash equivalents                    $  370,443          $  257,829
  Accounts receivable - trade, net of allowance
       for doubtful accounts of $47,500 and
       $24,938, respectively                      981,920             592,551
  Inventory                                     1,039,441           1,027,066
  Prepaid expenses and other current assets        39,444             200,965
                                                  ------              -------
       Total current assets                     2,431,248           2,078,411

Property and Equipment; net of accumulated
       depreciation of $366,278 and
       $301,731 respectively                      162,748             205,231

Other Assets                                       15,763              42,950
                                                   ------              ------
                                               $2,609,759          $2,326,592
                                               ==========          ==========

LIABILITIES AND STOCKHOLDERS  EQUITY
            Current Liabilities:
  Revolving line of credit (Note 2)            $       -           $  527,374
  Current maturities of long-term debt              45,075             49,049
  Accounts payable                                 443,781            308,900
  Customer deposits                                198,783              8,291
  Accrued expenses and other current liabilities   222,688            130,041
                                                   -------            -------
       Total current liabilities                   910,327          1,023,655

Long-Term Debt, less current maturities             13,522             58,298

Stockholders  Equity                             1,685,910          1,244,639
                                                 ---------          ---------
                                                $2,609,759         $2,326,592
                                                ==========         ==========

                         RECONDITIONED SYSTEMS, INC.
         _________________________________________________________________

                           STATEMENT OF OPERATIONS
    For the Three Month and Six Month Periods Ended September 30, 1997 and 1996
                                 (Unaudited)
        __________________________________________________________________

                                       Three Months Ended             Six Months Ended
                                           September 30,                 September 30,
                                         1997           1996          1997             1996
                                     ----------     -----------    ----------     ----------
Sales                                $2,245,816     $1,408,927     $4,513,178     $3,296,414
Cost of sales                         1,707,851      1,060,075      3,396,014      2,513,108
                                      ---------      ---------      ---------      ---------
Gross profit                            537,965        348,852      1,117,164        783,306

Selling & administrative expenses       371,688        295,327        792,157        600,313
                                        -------        -------        -------        -------
Income  from operations                 166,277         53,525        325,007        182,993
                                        -------         ------        -------        -------
Other income (expense):
  Interest income                           181          3,210            352          4,532
  Interest expense                       (4,565)       (29,681)       (18,160)       (59,659)
  Other                                    (815)           (28)         2,687              0
                                        -------        -------        -------         -------
                                         (5,199)       (26,499)       (15,121)       (55,127)
                                         -------      ---------       --------        -------

Net income                              $161,078        $27,026       $309,886       $127,866
                                        ========        ========      ========       ========

Primary earnings per common
and common equivalent share                $0.09          $0.02          $0.19          $0.08
                                         ========        ========       =========     =======

Primary weighted average number
     of shares outstanding              1,654,571       1,569,430      1,625,729     1,522,805
                                        =========       =========      =========     =========


                             RECONDITIONED SYSTEMS, INC.
_____________________________________________________________________________________

                          STATEMENT OF STOCKHOLDERS  EQUITY
For the Year Ended March 31, 1997 and the Six Month Period Ended September 30, 1997
                                     (Unaudited)
_____________________________________________________________________________________






                    Common     Common    Preferred   Preferred    Retained    Treasury
                     Stock      Stock        Stock       Stock    Earnings       Stock      Total
                    Shares     Amount       Shares      Amount    (Deficit) (134 Shares)
                    ------     ------    ---------   ----------   ---------  ----------     ------
Balance at
March 31,
1996              1,621,300 $2,489,143      555,555   $2,156,717 $(3,465,318)   $(3,754)  $1,176,788

Conversion of
Preferred Stock
to Common
Stock, net of
costs of $58,878  7,222,215  2,097,839     (555,555)  (2,156,717)          0          0      (58,878)

Reverse Split of
Common Stock     (7,369,565)         0            0            0           0          0            0

Net income                -          0            -            0     258,114          0      258,114
                 -----------  ---------   ----------  ----------    --------     -------    ---------
Balance at
March 31, 1997    1,473,950  $4,586,982           -            0  $(3,207,204)   $(3,754) $1,376,024

Net income                -           0           -            0      309,886          0     309,886
                 ----------- ----------    ----------  ---------   -----------   --------  ---------

Balance at
September  30,
1997              1,473,950  $4,586,982             0           0 $(2,897,318)    $(3,754) $1,685,910




                          RECONDITIONED SYSTEMS, INC.
_____________________________________________________________________________________

                           STATEMENT OF CASH FLOWS
For the Three Month and Six Month Periods Ended September 30, 1997 and 1996
                                 (Unaudited)
_____________________________________________________________________________________


                             Three Months Ended             Six Months Ended
                                    September 30,                September 30,
                                  1997           1996        1997         1996
                                  ----           ----        ----         ----

Cash and cash equivalents
provided (used) by operating
activities                        389,566       249,257       710,879     (3,550)

Cash and cash equivalents
used by investing
activities                         (7,288)      (15,838)      (13,507)   (20,795)

Cash and cash equivalents
provided (used) by financing
activities                       (141,467)     (169,530)     (469,053)   181,476
                                 ---------    ---------      ---------   -------
Increase in cash
and cash equivalents              240,811        63,889       228,319    157,131

Cash and cash equivalents,
beginning of period               129,632       193,940       142,124    100,698
                                 --------       --------      -------    --------

Cash and cash equivalents,
end of period                     370,443       257,829       370,443    257,829
                                 ========      ========       =======    =======

                         RECONDITIONED SYSTEMS, INC.
                        Notes to Financial Statements
                                (Unaudited)

_________________________________________________________________
                                  Note 1.
               Summary of Significant Accounting Policies

_________________________________________________________________

Basis of Presentation:
   The unaudited financial statements include only the accounts and transactions of the Company.

Interim Financial Statements:
     The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1997.

Earnings Per Common and Common Equivalent Share:
     The computation of earnings per share is based on the net income and the weighted average number shares of common stock and common stock equivalents outstanding for each period. Certain stock options outstanding are considered common stock equivalents during the quarters and periods ended September 30, 1997 and 1996, and were accounted for under the Treasury Stock method. In addition, certain warrants which were outstanding during the periods ended September 30, 1997 and 1996 are not included in the computation of earnings per share for those quarters because their effect would be antidilutive. Fully diluted earnings per share were not materially different from primary earnings per share. The earnings per share and the weighted average number of shares outstanding for the quarter ended and period ended September 30, 1996 give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996.
_________________________________________________________________

                                 Note 2.
                        Revolving Line of Credit

_________________________________________________________________
On July 30, 1997, the Company terminated its line of credit agreement with Norwest Business Credit, Inc. and entered into a line of credit agreement with M&I Thunderbird Bank. Under this new $1,000,000 revolving line of credit agreement, which is effective through July 31, 1998, interest is payable at the bank's base rate plus 2%. Borrowings on the line of credit may not exceed 75% of eligible accounts receivable and 30% of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank.

Item 2.   Management's Discussion and Analysis of Operations
------------------------------------------------------------
The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to continue to increase sales, maximize its production capacity and maintain adequate inventory levels at an acceptable cost. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

Results of Operations
---------------------
For the Quarter Ended September 30, 1997 and 1996
-------------------------------------------------


                      Summary Statement of Operations (Unaudited)
                                For the Three Months Ended

                      September 30,     September 30,
                              1997               1996      Change
                      -------------     -------------      ------
  Sales                  $2,245,816        $1,408,927    $836,889

  Cost of sales           1,707,851         1,060,075     647,776

  Gross profit              537,965           348,852     189,113

  Selling & administrative
  expenses                  371,688           295,327      76,361

  Income from operations    166,277            53,525     112,752

  Other income (expense)     (5,199)          (26,499)     21,300

  Net income               $161,078           $27,026    $134,052


Reconditioned Systems, Inc. ("RSI" or the "Company") reported sales of $2,245,816 for the three month period ended September
30, 1997 (hereinafter the "reporting quarter"). This represents a 59.4% increase over sales for the three month period ended
September 30, 1996 (hereinafter the "comparable quarter").
This improvement was primarily attributable to additions to the wholesale sales staff and increased marketing efforts focusing on the development of wholesale markets within the Western United
States. Wholesale sales increased by $1,058,060 or 297% over the comparable quarter. Retail sales in the Phoenix and Tucson markets were down $221,172 or 21% from the comparable period.
Historically, sales were approximately 50% wholesale and 50% retail. In an effort to improve retail sales, management is currently seeking to hire and train additional salespeople.
In addition, the Company decided to close the Tucson sales office and is considering opening retail storefronts in various markets, offering both new and remanufactured modular furniture lines.

The Company's gross profit margin for the reporting and comparable quarters remained fairly consistent at 24% and 24.8%, respectively. Although the Company's wholesale sales prices are lower than those offered to retail customers, the Company was able to maintain a consistent gross profit margin. This was accomplished through gains in economies of scale and increased operating efficiency as a result of a significant increase in the Company's average order size. The Company's average wholesale order is larger than the average retail sale. In addition, the Company was closer to meeting its optimum production capacity.

Selling and administrative expenses for the reporting quarter were 16.6%, compared to 21.0% for the comparable quarter. The 4.4% improvement primarily resulted from a lower overall percentage of fixed expenses and the wholesale/retail mix of those sales. The Company's retail and wholesale departments operate independently and under different compensation agreements. Current wholesale sales compensation approximates 3.5% of wholesale sales revenues. By comparison, retail sales compensation approximates 11% of retail sales revenues.

Other income and expenses, which primarily consisted of interest expense, improved by 80.4% over the comparable quarter. The Company's increased sales and improved financial stability enabled management to acquire new financing with lower borrowing rates on its revolving line or credit. In addition, the Company paid off its line of credit during the reporting quarter through improved cash flows, thereby eliminating its interest expense associated with the revolving credit line.

The Company's 496% increase in net income over the comparable quarter is primarily a result of increased sales revenues and lower borrowing rates as discussed above.

  For the Six Month Period Ended September 30, 1997 and 1996
  ----------------------------------------------------------

                Summary Statement of Operations (Unaudited)
                                 For the Six Months Ended

                      September 30,    September 30,
                               1997             1996    Change
                      -------------    -------------   ----------
  Sales                 $4,513,178        $3,296,414   $1,216,764

  Cost of sales          3,396,014         2,513,108      882,906

  Gross profit           1,117,164           783,306      333,858

  Selling & administrative
  expenses                 792,157           600,313      191,844

  Income from operations   325,007           182,993      142,014

  Other income (expense)  (15,121)           (55,127)      40,006

  Net income             $309,886           $127,866     $182,020

The Company's operating results for the six month period ended September 30, 1997 (hereinafter the "reporting period") were influenced by the same factors affecting the results for the reporting quarter, as were discussed in the narrative above. Wholesale sales represented 56% of the sales revenues earned during the reporting period, an increase of $1,254,946 or 95% compared to the wholesale sales during the six month period ended September 30, 1996 (hereinafter the "comparable period"). Retail sales decreased by $38,183 or 2% during the reporting period in comparison to the comparable period.

Income Taxes
------------
As of March 31, 1997, the Company had federal loss carryforwards of approximately $2,990,000 and state loss carryforwards of approximately $2,790,000. The federal loss carryforwards expire through March 31, 2011 and the state loss carryforwards expire through March 31, 2001. If the Company is profitable before these loss carryforwards expire, it will benefit from them at statutory rates. During the quarters ended September 30, 1997 and 1996, the Company benefited in the approximate amount of $120,000 and $40,000 from these loss carryforwards.

Financial Condition and Liquidity
---------------------------------
The primary factors affecting the Company's financial condition and liquidity are the results of operations, collection period and rate of inventory turns. The Company's operations during the reporting period generated cash from operating activities of $710,879 to finance the Company's 36% sales growth and reduce the Company's revolving credit and long-term debt balances by $469,053. As of the date of this report, the Company had no outstanding balance and $1,000,000 of availability on its operating line of credit. In addition, the Company was in compliance with all loan covenants associated with this revolving line of credit. The Company's average days sales in accounts receivable increased from 32 days in the comparable period to 40 in the reporting period. This compares to 38 days as of December 31, 1996, 51 days as of March 31, 1997 and 41 days as of June 30, 1997. Since the Company hopes to maintain an average collection period of 30 to 40 days, the current collection period of 40 days is consistant with managment's goals. The increase in the collection period was offset by improved inventory turns from 4.2 in the comparable period to 6.1 in the reporting period and the Company's strong operating results. Management believes cash flow from current operations and the availability on the Company's $1,000,000 credit line will provide adequate funds to sustain the Company's growth in sales without the need for additional outside capital.

Management's Plans
------------------
This reporting quarter marks the eighth consecutive profitable quarter following the Company's restructuring and downsizing.
During the month of October, 1997, the Company had monthly sales in excess of $1 million for the first time. Management hopes to continue to maintain and build on its recent successes by continuing to pursue the further development of its wholesale customer base within the Western region of the United States and opening retail storefronts in various markets within the same region. In addition, now that the Company has strengthened its financial condition and liquidity, management believes a conservative acquisition program is a viable alternative for additional growth and increased share value.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

Item 2.  Changes in Securities
------------------------------
Effective June 30, 1997, the Company's Class B Warrants expired.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
All three proposals were passed at the meeting and the following table provides the voting results:

Proposal      Shares Eligible  Voted For  Voted Against Abstentions Broker Non-Votes
--------      ---------------  ---------  -------------  ----------  --------------
1 - Election of
      directors     1,473,950  1,100,477             0          784                0

2 - Stock
  option plan       1,473,950    934,723         1,816          200          164,522

3-Appointment
  of auditors       1,473,950  1,101,261             0            0                0


Item  5. Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

  No.          Description                                            Reference
  ---          -----------                                            ---------
  3.1          Amended and Restated Articles of Incorporation              (2)
  3.2          Amended and Restated Bylaws                                 (2)
  4.1          Form of Stock Certificate                                   (1)
  4.5          Registration Rights Agreements                              (3)
  *4.9         Options issued to Wayne R. Collignon                        (4)
  *4.10        Options issued to Dirk D. Anderson                          (4)
  *4.11        Amendment to Options issued to Wayne Collignon              (6)
  *4.12        Amendment to Options issued to Dirk Anderson                (6)
  *4.13        Options issued to Wayne R. Collignon                        (6)
  *4.14        Options issued to Dirk D. Anderson                          (6)
  *4.15        Options issued to Scott W. Ryan                             (6)
  *4.16        Options issued to Scott W. Ryan                             (6)
  10.1         Lease Agreement, dated April 12, 1990 between Boston
               Safe Deposit and Trust Company, as Lessor, and Registrant
               as Lessee                                                   (1)
  *10.21       Employment Agreement between Registrant and Wayne Collignon (4)
  *10.22       Employment Agreement between Registrant and Dirk Anderson   (4)
  10.23        Third amendment to the Lease between Registrant, as Lessee,
               and Newhew Associates, as Lessor                            (4)
  *10.25       Amendment to Employment Agreement between Registrant and
               Wayne Collignon                                             (5)
  *10.26       Amendment to Employment Agreement between Registrant and
               Dirk Anderson                                               (5)
  10.29        Loan documents between Registrant and M&I Thunderbird Bank  (7)

  (1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under Securities Act of 1933, as declared effective on December 17, 1992.
  (2) Filed with the Company s definitive proxy statement on July 10, 1996
  (3) Filed with Form 10-KSB on July 13, 1995
  (4) Filed with Form 10-KSB on July 2, 1996
  (5) Filed with Form 10-QSB on November 14, 1996
  (6) Filed with Form 10-KSB on June 26, 1997
  (7) Filed herewith

  (b)  Reports on Form 8-K:
  No reports were filed on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Reconditioned Systems, Inc.


  Date:   November 14, 1997        /S/ Wayne R. Collignon
                                   ________________________________
                                   Wayne R. Collignon, President and CEO


  Date:   November 14, 1997        /S/ Dirk D. Anderson
                                   _________________________________
                                   Dirk D. Anderson, CFO