Form 10QSB
period 1997-12-31
RECONDITIONED SYSTEMS INC
filed 1998-02-13
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   FORM 10-QSB

                                   (MARK ONE)
( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997

(    )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT
        For the transition period from             to
                                       -----------    -----------.

                         Commission file number 0-20924


                           RECONDITIONED SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           ARIZONA                                                86-0576290
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


                     444 WEST FAIRMONT, TEMPE, ARIZONA 85282
                    ----------------------------------------
                    (Address of principal executive offices)


                                  602-968-1772
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 5, 1997, the number of shares outstanding of the Registrant's common stock was 1,473,950.

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1







                           RECONDITIONED SYSTEMS, INC.

                         UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                        1997        1996
                                                        ----        ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $   38,446  $  150,071
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $70,403 and
     $31,495, respectively                           1,328,858     828,430
   Inventory                                         1,082,855   1,009,159
   Prepaid expenses and other current assets            28,941     162,530
                                                    ----------  ----------

          TOTAL CURRENT ASSETS                       2,479,100   2,150,190

PROPERTY AND EQUIPMENT; net of accumulated
     depreciation of $381,146 and
     $318,007, respectively                            148,185     197,758
OTHER ASSETS
    Notes receivable - Officers (Note 3)               150,000          --
    Other assets                                        14,188      41,783
                                                    ----------  ----------

                                                    $2,791,473  $2,389,731
                                                    ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving line of credit (Note 2)               $       --  $  545,893
    Current maturities of long-term debt                41,577      49,869
    Accounts payable                                   444,629     308,779
    Customer deposits                                   18,955      53,827
    Accrued expenses and other current liabilities     277,075     107,076
                                                    ----------  ----------

          TOTAL CURRENT LIABILITIES                    782,236   1,065,444

LONG-TERM DEBT, LESS CURRENT MATURITIES                  3,415      45,621

STOCKHOLDERS' EQUITY                                 2,005,822   1,278,666
                                                    ----------  ----------

                                                    $2,791,473  $2,389,731
                                                    ==========  ==========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------
                             STATEMENT OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     DECEMBER 31,             DECEMBER 31,
                                  1997        1996         1997         1996
                              ----------   ----------   ----------   ----------

Sales                         $2,827,429   $1,672,569   $7,340,607   $4,968,983
Cost of sales                  2,065,594    1,273,316    5,461,608    3,786,424
                              ----------   ----------   ----------   ----------

Gross profit                     761,835      399,253    1,878,999    1,182,559

Selling & administrative
 expenses                        439,341      352,782    1,231,498      953,095
                              ----------   ----------   ----------   ----------

Income  from operations          322,494       46,471      647,501      229,464
                              ----------   ----------   ----------   ----------
Other income (expense):
  Interest income                  1,806        3,832        2,158        8,364
  Interest expense                (1,107)     (19,787)     (19,267)     (79,446)
  Other                           (3,281)       2,374         (594)       2,374
                              ----------   ----------   ----------   ----------
                                  (2,582)     (13,581)     (17,703)     (68,708)
                              ----------   ----------   ----------   ----------

Net income                    $  319,912   $   32,890   $  629,798   $  160,756
                              ==========   ==========   ==========   ==========
Earnings per common and
 common equivalent share      $     0.22   $     0.02   $     0.43   $     0.11
                              ==========   ==========   ==========   ==========
Weighted average number
 of shares outstanding         1,473,950    1,473,950    1,473,950    1,473,950
                              ==========   ==========   ==========   ==========
Earnings per common and
 common equivalent share -
 assuming dilution            $     0.19   $     0.02   $     0.38   $     0.10
                              ==========   ==========   ==========   ==========
Weighted average number of
 shares outstanding -
 assuming dilution             1,668,105    1,532,391    1,661,745    1,533,847
                              ==========   ==========   ==========   ==========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED MARCH 31, 1997 AND THE
                   NINE MONTH PERIOD ENDED DECEMBER 31, 1997
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                 COMMON      COMMON    PREFERRED  PREFERRED    RETAINED    TREASURY
                 STOCK       STOCK      STOCK      STOCK       EARNINGS     STOCK       TOTAL
                 SHARES      AMOUNT     SHARES     AMOUNT     (DEFICIT)  (134 SHARES)
                 ------      ------     ------     ------     ---------  ------------ ----------
Balance at
March 31,      1,621,300   $2,489,143  555,555   $2,156,717  $(3,465,318)  $(3,754)   $1,176,788
1996

Conversion of
Preferred      7,222,215   2,097,839  (555,555)  (2,156,717)           0         0       (58,878)
Stock to
Common Stock,
net of costs
of $58,878

Reverse
Split of      (7,369,565)          0         0            0            0         0             0
Common Stock

Net income            --           0        --            0      258,114         0       258,114
              ----------   ---------  --------   ----------  -----------   -------    ----------
Balance at
March 31,      1,473,950  $4,586,982        --            0  $(3,207,204)  $(3,754)   $1,376,024
1997
Net income            --           0        --            0      629,798         0       629,798
              ----------  ----------  --------   ----------  -----------   -------    ----------
BALANCE AT
DECEMBER 31,   1,473,950  $4,586,982         0            0  $(2,577,406)  $(3,754)   $2,005,822
1997

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------
                             STATEMENT OF CASH FLOWS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    DECEMBER 31,               DECEMBER 31,
                                 1997          1996        1997          1996
                                 ----          ----        ----          ----
Cash and cash equivalents
provided (used) by operating
activities                     $(168,068)   $(106,752)   $ 542,811    $(110,302)

Cash and cash equivalents
used by investing
activities                      (150,324)      (8,804)    (163,831)     (29,599)

Cash and cash equivalents
provided (used) by financing
activities                       (13,605)       7,798     (482,658)     189,274
                               ---------    ---------    ---------    ---------
Increase (decrease) in cash
and cash equivalents            (331,997)    (107,758)    (103,678)      49,373

Cash and cash equivalents,
beginning of period              370,443      257,829      142,124      100,698
                               ---------    ---------    ---------    ---------
Cash and cash equivalents,
end of period                  $  38,446    $ 150,071    $  38,446    $ 150,071
                               =========    =========    =========    =========

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

INTERIM FINANCIAL STATEMENTS:
        The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1998. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1997.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
        The computation of earnings per share is based on the net income and the weighted average number shares of common stock outstanding for each period. Certain stock options outstanding are considered common stock equivalents in computing diluted earnings per share during the quarters and periods ended December 31, 1997 and 1996, and were accounted for under the Treasury Stock method. In addition, certain warrants which were outstanding during the periods ended December 31, 1997 and 1996 are not included in the computation of diluted earnings per share for those quarters because their effect would be antidilutive. The earnings per share and the weighted average number of shares outstanding for the quarter ended and period ended December 31, 1996 give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996. Earnings per share and diluted earnings per share for the quarter and period ended December 31, 1996 have been restated to give retroactive effect to FASB No. 128.

--------------------------------------------------------------------------------
                                     NOTE 2.
                            REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

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

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                     NOTE 3.
                           NOTES RECEIVABLE - OFFICERS
--------------------------------------------------------------------------------

On December 19, 1997, the Company issued two separate $75,000 notes receivable to officers of the Company. The notes are payable in one payment on or before December 19, 2002. Interest on the notes accrues at a rate equal to that of the Company's lender's base rate plus 2%, payable annually beginning December 19, 1998.

--------------------------------------------------------------------------------
                                     NOTE 4.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                    DECEMBER 31,               DECEMBER 31,
                                 1997         1996          1997         1996
                                 ----         ----          ----         ----
BASIC EPS

Net Income (Numerator)         $  319,912  $   32,890    $  629,798  $  160,756
                               ==========  ==========    ==========  ==========

Shares (Denominator)            1,473,950   1,473,950     1,473,950   1,473,950
                               ==========  ==========    ==========  ==========

Per-Share Amount               $     0.22  $     0.02    $     0.43  $     0.11
                               ==========  ==========    ==========  ==========
DILUTED EPS

Net Income                     $  319,912  $   32,890    $  629,798  $  160,756
                               ==========  ==========    ==========  ==========

Shares                          1,473,950   1,473,950     1,473,950   1,473,950

Effect of Dilutive Securities:
  Stock options                   194,155      58,441       187,795      59,897
                               ----------  ----------    ----------  ----------
Total common shares + assumed
   conversions                  1,668,105   1,532,391     1,661,745   1,533,847
                               ==========  ==========    ==========  ==========

Per-Share Amount               $     0.19  $     0.02    $     0.38  $     0.10
                               ==========  ==========    ==========  ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to continue to increase sales, maximize its production capacity, maintain adequate inventory levels at an acceptable cost, maintain the mix between wholesale and retail sales, expand its production and showroom space at an acceptable cost, and hire qualified personnel in response to rising sales. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

Reconditioned Systems, Inc. ("RSI" or the "Company") reported revenues of $2,827,429 for the three month period ended December 31, 1997 (hereinafter the "reporting quarter"). This represents a $1,154,860 or 69% improvement over the sales reported for the three month period ended December 31, 1996 (hereinafter the "comparable quarter").

Wholesale sales increased 97% over the comparable quarter. Retail sales in the Phoenix and Tucson markets increased 40% over the comparable quarter. This increase in revenues was primarily attributable to increased marketing efforts and extended OEM lead times. As previously reported, the Company has implemented a wholesale marketing plan which focuses on expanding its wholesale markets within the Western portion of the United States. The Company has also expanded its retail operations through increased advertising in the Phoenix market and by hiring additional retail sales personnel. In addition to the effects of the Company's marketing plan, sales benefited from Haworth, Inc.'s relatively extended lead times during the reporting quarter, giving the Company a temporary competitive advantage. Haworth's current lead times are more in line with those during the first two quarters of the fiscal year.

The Company's gross profit margin improved as a result of operating efficiencies achieved through economies of scale from 23.8% in the comparable quarter to 26.9% for the reporting quarter. All areas of production benefited from the economies of scale created by the Company's increased sales.

Selling and administrative expenses for the reporting quarter were 15.5%, compared to 21.1% for the comparable quarter. The 5.6% improvement primarily resulted from a lower overall percentage of fixed expenses and the wholesale/retail mix of those sales. Wholesale sales, generally have lower selling expenses. Current wholesale sales compensation approximates 3.6% of wholesale sales revenues. By comparison, retail sales compensation approximates 10.1% of retail sales revenues.

Other income and expenses, which primarily consisted of interest expense, improved by 81% over the comparable quarter. The Company's increased sales and improved financial stability enabled management to acquire new financing with lower borrowing rates on its revolving line of credit. In addition, the Company paid off its line of credit during the reporting period through improved cash flows, thereby eliminating its interest expense associated with the revolving credit line.

The Company's net income increased $287,022 or 873% over the comparable quarter as a result of the increased sales revenues, gains in economies of scale, lower overall fixed costs, improved wholesale/retail sales mix, and lower interest expense, as discussed above.

FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

The Company's operating results for the nine month period ended December 31, 1997 (hereinafter the "reporting period") were influenced by the same factors affecting the results for the reporting quarter, as were discussed in the narrative above. Wholesale sales represented 57.7% of the sales revenues earned during the reporting period. Wholesale revenues increased 62.7% compared to the wholesale sales during the nine month period ended December 31, 1996 (hereinafter the "comparable period"). Retail sales increased by 31% during the reporting period in comparison to the comparable period.

INCOME TAXES

As of March 31, 1997, the Company had federal loss carryforwards of approximately $2,990,000 and state loss carryforwards of approximately $2,790,000. The federal loss carryforwards expire through March 31, 2011 and the state loss carryforwards expire through March 31, 2001. If the Company is profitable before these loss carryforwards expire, it will benefit from them at statutory rates. During the quarters ended December 31, 1997 and 1996, the Company benefited in the approximate amount of $135,000 and $11,000 from these loss carryforwards. The Company benefited from these loss carryforwards in the approximate amount of $315,000 and $91,000 during the periods ended December 31, 1997 and 1996, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The primary factors affecting the Company's financial condition and liquidity are the results of operations, collection period and rate of inventory turns. Net income earned during the reporting period generated the cashflow necessary to finance the 47.7% increase in sales and resulted in net cash from operations of $542,811. This increase allowed the Company to reduce its revolving credit and long-term debt balances by $482,658 and finance $163,831 in notes receivable and additional equipment. As of the date of this report, the Company had no outstanding balance and approximately $980,000 of availability on its operating line of credit. In addition, the Company was in compliance with all loan covenants associated with this revolving line of credit. The Company's average days sales in accounts receivable increased from 38 days in the comparable period to 43 in the reporting period. This compares to 51 days as of March 31, 1997 and 41 days as of June 30, 1997, and 40 days as of September 30, 1997. The Company hopes to maintain an average collection period of 30 to 40 days. The increase in the collection period was offset by improved inventory turns from
4.2 in the comparable period to 6.3 in the reporting period and the Company's strong operating results. Management believes cash flow from current operations and the availability on the Company's $1,000,000 credit line will provide adequate funds to sustain the Company's growth in sales without the need for additional outside capital.

FORWARD LOOKING-STATEMENTS

This reporting quarter marks the ninth consecutive profitable quarter following the Company's restructuring and downsizing. The operating results achieved during the reporting period are representative of management's long term goals; however, management does not believe the Company is currently positioned to meet these results on a consistent basis. In order to meet this level of output, the Company's remanufacturing facility was operating near production capacity. In addition, the Company's closing ratio on large projects exceeded the level normally achieved, primarily as a result of Haworth, Inc.'s extended lead times, as discussed above. Management's goals for the short term are to achieve results more consistent with those of the previous two quarters. In order to position the Company to achieve results like that of the reporting quarter in the long term, management intends to further develop its wholesale customer base within the Western region of the United States, expand its production and showroom space, and hire additional retail sales personnel. In addition, now that the Company has strengthened its financial condition and liquidity, management believes a conservative acquisition program is a viable alternative for additional growth and increased share value.

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

ITEM 2.  CHANGES IN SECURITIES
Effective June 30, 1997, the Company's Class B Warrants expired.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM  5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) The following exhibits are filed herewith pursuant to Regulation S-B:

NO.      DESCRIPTION                                                   REFERENCE
---      -----------                                                   ---------

3.1      Amended and Restated Articles of Incorporation                   (2)
3.2      Amended and Restated Bylaws                                      (2)
4.1      Form of Stock Certificate                                        (1)
4.5      Registration Rights Agreements                                   (3)
*4.9     Options issued to Wayne R. Collignon                             (4)
*4.10    Options issued to Dirk D. Anderson                               (4)
*4.11    Amendment to Options issued to Wayne Collignon                   (6)
*4.12    Amendment to Options issued to Dirk Anderson                     (6)
*4.13    Options issued to Wayne R. Collignon                             (6)
*4.14    Options issued to Dirk D. Anderson                               (6)
*4.15    Options issued to Scott W. Ryan                                  (6)
*4.16    Options issued to Scott W. Ryan                                  (6)
10.1     Lease Agreement, dated April 12, 1990 between Boston
         Safe Deposit and Trust Company, as Lessor, and Registrant
         as Lessee                                                        (1)
*10.21   Employment Agreement between Registrant and Wayne Collignon      (4)
*10.22   Employment Agreement between Registrant and Dirk Anderson        (4)
10.23    Third amendment to the Lease between Registrant, as Lessee,
         and Newhew Associates, as Lessor                                 (4)
*10.25   Amendment to Employment Agreement between Registrant and
         Wayne Collignon                                                  (5)
*10.26   Amendment to Employment Agreement between Registrant and
         Dirk Anderson                                                    (5)
10.29    Loan documents between Registrant and M&I Thunderbird Bank       (7)
*10.30   Loan documents between Registrant and Wayne R. Collignon         (8)
*10.31   Loan documents between Registrant and Dirk D. Anderson           (8)
27       Financial Data Schedule                                          (8)
----------
*    Member of Compensation Committee.
(1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under Securities Act of 1933, as declared effective on December 17, 1992.
(2)  Filed with the Company's definitive proxy statement on July 10, 1996
(3)  Filed with Form 10-KSB on July 13, 1995
(4)  Filed with Form 10-KSB on July 2, 1996
(5)  Filed with Form 10-QSB on November 14, 1996
(6)  Filed with Form 10-KSB on June 26, 1997
(7)  Filed with Form-10-QSB on November 14, 1997
(8)  Filed herewith

(b) Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:   February 10, 1998                  /s/ Wayne R. Collignon
                                           -------------------------------------
                                           Wayne R. Collignon, President and CEO


Date:   February 10, 1998                  /s/ Dirk D. Anderson
                                           -------------------------------------
                                           Dirk D. Anderson, CFO