Form 10KSB40
period 1998-03-31
RECONDITIONED SYSTEMS INC
filed 1998-06-29
CIK 891915

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                    For the fiscal year ended March 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1943 (NO FEE REQUIRED)

      For the transition period from _______________ to ________________.

                         COMMISSION FILE NUMBER 0-20924

                           RECONDITIONED SYSTEMS, INC.
                 (Name of small business issuer in its charter)

          ARIZONA                                          86-0576290
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended March 31, 1998 were $9,583,441.

As of June 19, 1998, the aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $4,421,850.

As of June 19, 1998, the number of outstanding shares of the Registrant's Common Stock was 1,473,950.

Portions of the Registrant's definitive Proxy Statement, dated June 19, 1998, for the 1998 Annual Meeting of Stockholders to be held August 14, 1998, are incorporated herein by reference into Part III of this Report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Reconditioned Systems, Inc. ("RSI" or the "Company"), an Arizona corporation formed in March, 1987, reconditions and markets modular office workstations consisting of panels, work surfaces, file drawers, book and binder storage and integrated electrical components ("workstations"). The Company specializes in reconditioning and marketing workstations originally manufactured by Haworth, Inc. ("Haworth"). RSI purchases used workstations from manufacturers, dealers, brokers, and end-users throughout the United States through competitive bids or directly negotiated transactions. After purchasing used workstations, the Company transports them to its manufacturing facility in Tempe, Arizona where it disassembles and inventories the workstations by component parts, stores and, upon receipt of purchase orders, reconditions and reassembles the workstations. The Company sells the reconditioned workstations throughout the United States to dealers and end-users.

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

PRINCIPAL LINE OF BUSINESS

The Company's principal line of business is the sale of reconditioned Haworth workstations. Historically, these sales have accounted for approximately 75 - 80% of the Company's revenues.

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

The Company believes that workstations offer advantages over the traditional desk, free standing file, and permanent dry wall dividers common to historical office layouts since workstations enable businesses to house more people in a given space than traditional structures and are easier to move and reconfigure. In addition, the Company believes its reconditioned Haworth workstations offer an advantage over much of its competition because they are higher quality than new workstations available in the same price range.

OTHER LINES OF BUSINESS

The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations, selling new office furniture produced by other manufacturers (primarily desks, files, and chairs), installing workstations, and reconditioning product already owned by customers. Historically, these other lines of business have accounted for approximately 20 - 25% of the Company's revenues.

INVENTORY AND SOURCES OF SUPPLY

The Company purchases used Haworth workstations throughout the United States through competitive bids or private negotiations with new workstation manufacturers and dealers, used workstation brokers, and end-users. The Company then transports the used Haworth workstations to its facility in Tempe, Arizona where it disassembles, inventories by component part, and stores the used Haworth workstation components until purchase orders are received which require the various component parts. The Company also maintains inventories of new workstation components purchased from Haworth, clone workstation components, and raw materials used in the reconditioning process. These raw materials include items such as fabric, particle board, laminate, and paint.

The Company carries a limited amount of work in process and finished goods inventory because it generally does not initiate the reconditioning process until a purchase order has been received and because the reconditioning process rarely takes more than a couple of days due to the relatively small size of most orders. However, a significant portion of the labor related to the reconditioning process is completed at the time the used Haworth workstations are originally received and disassembled, and as a result, the value of this labor is capitalized and added to the value of the Company's inventory.

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

The reconditioned Haworth workstations that the Company sells generally consist of panels, worksurfaces, pedestals, overhead storage units, lateral file storage units, task lights, and electrical raceways. Typically, the Company reconditions all of these items with the exception of worksurfaces, which it manufactures because the labor charges to repair used worksurfaces are typically greater than the cost to manufacture them using raw materials such as particle board, backer, laminate, and t-molding. Components that are often damaged and need to be replaced with new or clone components include panel top caps, shelf ends for overhead storage units, and task lights. The Company markets certain auxiliary items such as chairs, file cabinets, and desks, but it usually purchases these items new from other manufacturers rather than purchasing them used and reconditioning them.

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

DISTRIBUTION

The Company markets its products on a wholesale basis to new workstation dealerships, design firms, and installation companies throughout the United States. The Company also markets on a retail basis to end-users in Arizona and throughout the country. The Company's sales ratio historically had been approximately 50% retail sales within Arizona and 50% wholesale and retail sales in other parts of the United States. As a result of increased marketing efforts in the wholesale division, the Company's sales ratio for the current year approximated 60% wholesale and 40% retail. The Company maintains a broad customer base and is not dependent on any one customer. The Company employs two full-time salespeople who concentrate on telemarketing and servicing its wholesale sales, seven full-time salespeople who concentrate on local retail sales in the greater Phoenix, Arizona area, and one full-time sales manager who directs and assists the local retail sales effort.

PERSONNEL

The Company currently has approximately 64 full-time employees of whom 37 are production personnel directly involved in the reconditioning process, five are in the installation department, 13 are in the sales and design department, and nine are administrative personnel. The Company believes that its ability to grow and attain its desired profitability levels depends on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company has employment agreements, which include severance benefits, with certain of its executive officers. See Item 10 - Executive Compensation. None of the Company's personnel are covered by a collective bargaining agreement, and the Company has never suffered a work stoppage. The Company considers its relations with its employees to be excellent.

ENVIRONMENTAL REGULATIONS

The Company's operations are subject to a variety of federal, state, and local environmental laws and regulations, including those governing air quality, water quality, and hazardous materials. The Company's principal environmental concerns relate to the handling and disposal of paints, solvents, and related materials in connection with product finishes and composite fabrication. The Company contracts with various independent waste disposal companies for services. The Company may be exposed to certain environmental liabilities which may or may not be covered by the insurance of the independent contractors naming the Company as additional insured or by the Company's own insurance.

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

The Company owns substantially all of its equipment, including its office equipment and its reconditioning equipment. The Company's equipment has been assigned as collateral for amounts borrowed under loan agreements with M&I Thunderbird Bank.

The Company has no investments or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any pending legal proceedings other than routine litigation incidental to the business.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing sales price, as reported by the Nasdaq Small Cap Market, in dollars per share for the quarters then ended:

                             COMMON STOCK
DATE                       LOW          HIGH
----                       ---          ----
June, 1996                 3/8           3/4
September, 1996            3/8         2 3/4
December, 1996           1 3/8             3
March, 1997              1 1/4             2
June, 1997               1 1/8         2 1/4
September, 1997          1 5/8         4 1/2
December, 1997           2 1/2         3 7/8
March, 1998              2 1/2        4 1/16

The total number of shares of Common Stock of the Company outstanding as of June 19, 1998 was 1,473,950. As of the close of business on June 19, 1998, the number of record holders of the Company's Common Stock is 55 and the number of holders of the Company's Common Stock including beneficial holders of shares held in street name is estimated to be 350.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to geographically diversify its operations on a profitable basis, the risk that the Company may not be able to continue to increase sales, maximize its production capacity, maintain adequate inventory levels at an acceptable cost and employ qualified personnel in response to rising sales. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

RESULTS OF OPERATIONS

Reconditioned Systems, Inc. (the "Company") reported sales for the fiscal year ended March 31, 1998 (the "reporting period") of $9,583,441 as compared to $7,121,637 for the fiscal year ended March 31, 1997 (hereinafter the "comparable period"), resulting in an increase of $2,461,804 or 35%. This increase was primarily attributable to increased wholesale sales. Approximately 60% of the total sales for the reporting period were wholesale sales and 40% were retail sales. Sales during the comparable period were approximately 50% wholesale and 50% retail.

Wholesale sales totaled $5,661,623 for the reporting period, an increase of 50% over the comparable period. This was a result of expansion of the wholesale division, implementation of a new marketing plan aimed at increasing the Company's wholesale customer-base, and extended industry lead times during the third quarter of the reporting period. The Company began targeting the larger metropolitan areas throughout the western United States and has had success in developing new dealership/broker relationships in these areas. The Company's wholesale division has been very successful in the California market. Approximately 53% of wholesale sales during the reporting period were to customers located in California. The remaining 47% was divided among many other states with no individual state attributable for more than 8%.

Retail sales in the Phoenix and Tucson markets totaled $3,921,818 during the reporting period, an increase of 17% over the comparable period. This increase was primarily a result of additional sales personnel and support staff, development of an extensive formal training program for the sales personnel and increased advertising. During the comparable period, the Company employed five to six retail salespeople and two sales support staff members. The Company now employs seven to eight salespeople and three sales support staff members. The complexity and demand for accuracy within the Company's industry require that the sales staff have proper training and product knowledge. The Company has developed a formal training program designed to equip new salespeople with the skills necessary to succeed. In addition, the Company invested nearly $100,000 in advertising and promotion during the reporting period, an increase of approximately $15,000 over the comparable period.

The Company also benefited from a temporary competitive advantage during the third quarter of the reporting period due to extended industry lead times. Industry lead times during the third quarter averaged between ten and eleven weeks, as compared to typical lead times of five to six weeks. Although the Company normally is less competitive on larger projects, a number of end-users were required to find alternative modular office furniture sources due to scheduling demands. The Company was able to provide those end-users refurbished product within their time constraints. Industry lead times have now returned to normal levels.

The Company's gross profit margin for the reporting period was 25%, as compared to a gross profit margin of 23% for the comparable period. Although the Company's increase in the percentage of wholesale sales to retail sales would normally indicate a lower gross profit margin, the increased sales volume allowed the Company to capitalize on gains in economies of scale. In addition, the Company's improved financial position provided the necessary cash to fund large buys of used workstations at reduced rates. This allowed the Company to reduce its average cost of used workstations by approximately 2% of the manufacturer's list price over the comparable period.

Another factor contributing to increased sales and an improved gross profit margin during the reporting period was the Company's induction into the Haworth, Inc. RetroFit Vendor Program late in the comparable period. Haworth selected the Company to participate in this prestigious program which allows Haworth dealers to buy refurbished Haworth workstations from the Company and allows the Company to buy Haworth parts directly from Haworth. This has proved to be a good partnership. Although the sales are made at a substantial discount, the reduction in gross profit is offset by the right to buy parts directly from Haworth at a discounted price.

The Company's selling and administrative expenses were reduced from 19% of sales in the comparable period to 16% for the reporting period. The 3% decrease was primarily a result of a lower overall percentage of fixed expenses and the wholesale/retail sales mix. The Company's wholesale sales generally have lower selling expenses than those of retail sales.

The Company's other income and expenses, which consists primarily of interest expense, improved by $67,478 or 86% from the comparable period to the reporting period. This improvement was primarily due to the elimination of the Company's interest expense and minimum interest requirements associated with its previous line of credit agreement. Effective July 30, 1997, the Company entered into a new borrowing agreement with M&I Thunderbird Bank, lowering the Company's borrowing rate and eliminating the minimum interest payments assessed under the previous line of credit. The Company now carries a zero dollar balance on the new line of credit and believes it has built a strong working relationship with M&I Thunderbird.

The increased revenues, improved gross margin, and lower selling, administrative and interest expense resulted in a $581,416 or 225% increase in net income over the comparable period.

INCOME TAXES

As of March 31, 1998, the Company had federal loss carryforwards of approximately $2,120,000 and state loss carryforwards of approximately $1,920,000. The federal loss carryforwards expire through March 31, 2011 and the state loss carryforwards expire through March 31, 2001. The Company will benefit from the loss carryforwards at statutory rates to the extent it is profitable before they expire. Due to significant losses incurred during the years ended March 31, 1994, 1995 and 1996 and the uncertainty of the utilization of the loss carryforwards in future periods, the Company established, and continues to maintain, a valuation allowance equal to the full amount of the Company's deferred tax assets.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition and liquidity have improved dramatically during the reporting period. The primary forces affecting the Company's financial condition and liquidity are results of operations, collection of accounts receivable, ability to turn inventory, and rate of growth. The results of operations and rate of growth during the period were discussed above.

The Company's accounts receivable turns improved substantially over the comparable period. The number of days sales in the Company's accounts receivable as of March 31, 1998 were 37, compared to 51 days as of March 31, 1997. As the Company's standard terms are net 30 days for existing customers and 50% down/50% net 30 days for new customers, the Company hopes to maintain a collection rate at or near 30 days.

The Company was also able to improve its inventory turns. The Company's inventory turns were 6.75 for the year ended March 31, 1998, as compared to 4.24 for the year ended March 31, 1997. This improvement was achieved through better general management and purchasing practices, increased brokering of product to other refurbishers, and implementation of a Just-In-Time Inventory whenever possible.

The cumulative effect of the improved accounts receivable and inventory turns and the improved results of operations resulted in cash provided by operating activities of $1,252,483 for the reporting period. The cash provided by operations allowed the Company to pay off its credit line, further reduce long-term debt and increase its cash on hand by $590,907.

As of March 31, 1998, the Company had net worth of $2,215,554 and working capital of $1,912,692. Management believes cash flow from current operations, cash reserves, and the availability on the Company's $1,000,000 credit line will provide adequate funds to sustain the Company's growth without the need for additional outside capital.

FUTURE OUTLOOK

Management is extremely proud of the operating results achieved during this reporting period. The Company reported a 35% increase in revenues and a 225% increase in net income. These results exceeded management's initial expectations for the reporting period. Management plans to continue to pursue gradual and focused growth; however, at a more modest rate than during the reporting period. In order to facilitate continued growth, the Company intends to increase its warehouse, office and showroom space at the Tempe, Arizona location through building improvements and expansion. Management hopes to complete these improvements before the end of the calendar year 1998.

The Company intends to pursue growth in both the wholesale and retail markets. The wholesale division intends to develop, strengthen and maintain dealer/broker relationships. In addition to nurturing the accounts established in the San Francisco/Bay Area and Los Angeles markets, the Company will concentrate on targeted growth in other markets throughout the western United States. The retail division will continue to focus on hiring, training and maintaining a qualified and competent sales staff and continue to develop advertising programs designed to increase our local exposure.

Now that the Company has successfully navigated through its "turn-around" stage and has shown significantly improved results of operations, management hopes to continue to build on this growth and is open to a conservative acquisition program for additional growth and increased shareholder value.

The Company is currently investigating and taking corrective action to protect itself from any potential computer hardware and software difficulties related to Year 2000 compliance. The Company intends to complete all corrective action by June, 1999. Management believes the capital expenditure associated with the corrective actions can be funded out of cash reserves and the effect on the Company's future results of operations will not be material.

ITEM 7  FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.

                              FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.

We have audited the accompanying balance sheets of Reconditioned Systems, Inc. as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 1998 and 1997, and the results of its operations, stockholders' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Semple & Cooper, LLP

Phoenix, Arizona
May 5, 1998

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             MARCH 31, 1998 AND 1997

                                     ASSETS

CURRENT ASSETS:                                          1998         1997
                                                         ----         ----

Cash and cash equivalents (Notes 1, 2 and 3)         $  733,031    $  142,124
Accounts receivable - trade, net of allowance
 for doubtful accounts of $30,000 and $31,000,
 respectively (Notes 1, 5 and 6)                        962,122       999,087
Inventory, net (Notes 1, 5 and 6)                       925,258     1,197,840
Prepaid expenses and other current assets                58,885        25,439
                                                     ----------    ----------

      TOTAL CURRENT ASSETS                            2,679,296     2,364,490
                                                     ----------    ----------
PROPERTY AND EQUIPMENT: (NOTES 1, 5 AND 6)

Machinery and equipment                                 227,953       221,630
Office furniture and equipment                          194,914       244,637
Leasehold improvements                                   36,682        35,620
Vehicles                                                 13,632        13,632
                                                     ----------    ----------
                                                        473,181       515,519
Accumulated depreciation                               (338,453)     (334,413)
                                                     ----------    ----------

                                                        134,728       181,106
                                                     ----------    ----------
OTHER ASSETS:

Notes receivable - officers (Notes 3 and 4)             150,000            --
Refundable deposits                                      13,930        14,539
Other                                                     4,204        11,074
                                                     ----------    ----------

                                                        168,134        25,613
                                                     ----------    ----------

                                                     $2,982,158    $2,571,209
                                                     ==========    ==========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             MARCH 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                    1998            1997
                                                        ----            ----

Credit line (Note 5)                                 $        --    $   444,336
Current maturities of long-term debt (Note 6)             33,786         50,254
Accounts payable                                         444,900        437,333
Customer deposits                                         44,530         29,078
Accrued expenses and other current liabilities           243,388        201,124
                                                     -----------    -----------

      TOTAL CURRENT LIABILITIES                          766,604      1,162,125
                                                     -----------    -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 6)              --         33,060
                                                     -----------    -----------

COMMITMENTS (NOTE 7)                                          --             --

STOCKHOLDERS' EQUITY:  (NOTES 9 AND 10)

Common stock, no par value; 20,000,000
  shares authorized; 1,474,084 shares
  issued and 1,473,950 shares outstanding            $ 4,586,982    $ 4,586,982
Accumulated deficit                                   (2,367,674)    (3,207,204)
                                                     -----------    -----------

                                                       2,219,308      1,379,778
Less: treasury stock, 134 shares, at cost                 (3,754)        (3,754)
                                                     -----------    -----------

                                                       2,215,554      1,376,024
                                                     -----------    -----------

                                                     $ 2,982,158    $ 2,571,209
                                                     ===========    ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                        1998         1997
                                                        ----         -----

Sales                                                $9,583,441    $7,121,637

Cost of sales                                         7,168,365     5,453,597
                                                     ----------    ----------

Gross profit                                          2,415,076     1,668,040

Selling & administrative expenses                     1,564,819     1,331,721
                                                     ----------    ----------

Income from operations                                  850,257       336,319
                                                     ----------    ----------

Other income (expense):
 Interest income                                          9,771        10,336
 Interest expense                                       (20,173)      (96,320)
 Other                                                     (325)        7,779
                                                     ----------    ----------

                                                        (10,727)      (78,205)
                                                     ----------    ----------

Income before income taxes                              839,530       258,114

Provision for income taxes (Note 8)                          --            --
                                                     ----------    ----------

Net income                                           $  839,530    $  258,114
                                                     ==========    ==========

Basic earnings per share (Notes 1 and 11)            $     0.57    $     0.18
                                                     ==========    ==========

Basic weighted average number
  of shares outstanding                               1,473,950     1,473,950
                                                     ==========    ==========
Diluted earnings per common
  and common equivalent share (Notes 1 and 11)       $     0.51    $     0.16
                                                     ==========    ==========
Diluted weighted average number
  of shares outstanding                               1,655,762     1,593,704
                                                     ==========    ==========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                     COMMON      COMMON    PREFERRED  PREFERRED     RETAINED
                     STOCK       STOCK       STOCK      STOCK       EARNINGS     TREASURY
                     SHARES      AMOUNT      SHARES     AMOUNT      (DEFICIT)     STOCK        TOTAL
                     ------      ------      ------     ------      ---------     -----        -----
BALANCE AT
MARCH 31, 1996      1,621,300  $2,489,143   555,555   $2,156,717   $(3,465,318)  $(3,754)  $1,176,788

CONVERSION OF
PREFERRED STOCK     7,222,215   2,097,839  (555,555)  (2,156,717)           --        --      (58,878)
TO COMMON
STOCK, NET OF
COSTS OF $58,878
(NOTE 9)

REVERSE SPLIT OF
COMMON STOCK       (7,369,565)         --        --           --            --        --           --
(NOTE 9)

NET INCOME                 --          --        --           --       258,114        --      258,114
                   ----------  ----------  --------   ----------   -----------   -------   ----------
BALANCE AT
MARCH 31, 1997      1,473,950  $4,586,982        --   $       --   $(3,207,204)  $(3,754)  $1,376,024

NET INCOME                 --          --        --           --       839,530        --      839,530
                   ----------  ----------  --------   ----------   -----------   -------   ----------
BALANCE AT
MARCH 31, 1998      1,473,950  $4,586,982        --   $       --   $(2,367,674)  $(3,754)  $2,215,554
                   ==========  ==========  ========   ==========   ===========   =======   ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                         1998           1997
                                                         ----           -----
Cash Flows from Operating Activities:
  Cash received from customers                       $ 9,620,081    $ 6,686,906
  Cash paid to suppliers and employees                (8,353,071)    (6,628,483)
  Interest received                                        5,646         10,336
  Interest paid                                          (20,173)      (101,026)
                                                     -----------    -----------
      Net cash provided (used) by
      operating activities                             1,252,483        (32,267)
                                                     -----------    -----------

Cash Flows from Investing Activities:
  Loans to officers                                     (150,000)            --
  Purchase of property and equipment                     (17,712)       (30,604)
  Other                                                       --         37,081
                                                     -----------    -----------
      Net cash provided (used) by
      investing activities                              (167,712)         6,477
                                                     -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from credit line and
     long-term borrowings                              2,643,000      6,400,000
   Principal payments on credit line,
     long-term borrowings and
     obligations under capital leases                 (3,136,864)    (6,273,906)
   Preferred stock conversion costs                           --        (58,878)
                                                     -----------    -----------
      Net cash provided (used) by
      financing activities                              (493,864)        67,216
                                                     -----------    -----------

Increase in cash and cash equivalents                    590,907         41,426

Cash and cash equivalents at beginning of year           142,124        100,698
                                                     -----------    -----------

Cash and cash equivalents at end of year             $   733,031    $   142,124
                                                     ===========    ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                          1998          1997
                                                          ----          ----
Reconciliation of Net Income to Net Cash
 Provided (Used) by Operating Activities:

   Net income                                         $  839,530     $ 258,114

Adjustments to reconcile net income to
 net cash  provided  (used) by operating
 activities:

   Depreciation and amortization                          68,256        64,415
   Provision for doubtful accounts                        (1,198)       23,198
   Loss on disposal of fixed assets                        2,704            --

Changes in assets and liabilities:

   Trade receivables                                      38,163      (465,708)
   Inventory                                             272,582       178,691
   Prepaid expenses and other current assets             (32,837)         (560)
   Accounts payable and accrued expenses                  65,283       (90,417)
                                                      ----------     ---------

      Net cash provided (used) by operating
       activities                                     $1,252,483     $ (32,267)
                                                      ==========     =========

Non-Cash Investing and Financing Activities:

During the year ended March 31, 1998, the Company had no non-cash activities.

During the year ended March 31, 1997, the Company recognized investing and financing activities that affected its assets, liabilities and stockholders' equity, but did not result in cash receipts or payments. These non-cash activities are as follows:

               Conversion of 555,555 share of the Company's Series A Preferred Stock into 7,222,215 shares of common stock (See Note 9).

               1 for 6 reverse-split of common stock (see Note 9).

               Acquired equipment via trade-in of like-kind equipment.


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1.
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------
NATURE OF BUSINESS:
         Reconditioned Systems, Inc. ("RSI" or the "Company"), is a corporation which was incorporated in the State of Arizona in March, 1987. The principal business purpose of the Company is the reconditioning and sale of office workstations comprised of panel systems to customers located throughout the country.

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

REVENUE RECOGNITION:
         The Company recognizes a sale when its earnings process is complete. In connection with projects that are to be installed by the customer or an agent of the customer, the sale is recognized when the product is shipped to or possession is taken by the customer. In connection with projects installed by the Company, the sale is recognized upon completion of the installation.

CASH AND CASH EQUIVALENTS:
         The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three (3) months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - TRADE:
         The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable.

INVENTORY:
         Inventory, composed of used office workstations and reconditioning supplies, is stated at the lower of cost (weighted-average method) or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 1998 and 1997, the Company had established a reserve for damaged and obsolete inventory in the amount of $25,000.

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

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1.
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES:
         Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

STOCK-BASED COMPENSATION:
         The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123).

EARNINGS PER SHARE:
         Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In addition, certain outstanding warrants which expired June 30, 1997 and 1996 are not included in the computation of diluted earnings per share because their effect would be antidilutive. The earnings per share and the weighted average number of shares outstanding for the year ended March 31, 1997 give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996 (see Note 9).

NEW ACCOUNTING PRONOUNCEMENTS:
         During the year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
         128). This pronouncement provides a different method of calculating earnings per share than was required by APB 15, "Earnings per Share". The earnings per share for the year ended March 31, 1997 were restated to give effect to this pronouncement.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 1.
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS,
                        AND USE OF ESTIMATES (CONTINUED)
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED):
          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect, if any, on its financial position or results of operations.

--------------------------------------------------------------------------------
                                     NOTE 2.
                                 CONCENTRATIONS
--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 1998, the Company had approximately $417,000 of uninsured cash.

In addition, the Company specializes in reconditioning one particular original equipment manufacturer's (OEM) line of office workstations. The business is dependent upon a readily available supply of new parts from the OEM, as well as used product.

--------------------------------------------------------------------------------
                                     NOTE 3.
                       FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                 March 31, 1998             March 31, 1997
                                 --------------             --------------
                             Carrying                   Carrying
                              Amount    Fair Value       Amount     Fair Value
                              ------    ----------       ------     ----------

Cash and cash equivalents    $733,031    $733,031       $142,124     $142,124

The carrying amount approximates fair value of cash and short-term instruments. The fair value of Notes receivable - officers cannot be determined due to its related party nature.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 4.
                           NOTES RECEIVABLE - OFFICERS
--------------------------------------------------------------------------------

On December 19, 1997, the Company loaned $150,000 to officers of the Company. These funds enabled the officers to purchase 100,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The notes are payable in one payment on or before December 19, 2002, and are collateralized by the purchased shares of Common Stock. Interest on the notes accrues at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998.

--------------------------------------------------------------------------------
                                     NOTE 5.
                        PLEDGED ASSETS AND LINE OF CREDIT
--------------------------------------------------------------------------------

As of March 31, 1997, the Company had outstanding borrowings of $444,336 under a $1,200,000 revolving line of credit agreement with Norwest Business Credit, Inc. Interest on that line of credit agreement was payable at the bank's base rate plus four percent (4%), and had a minimum monthly interest requirement of $4,000. Borrowings on the line of credit could not exceed a total of eighty percent (80%) of eligible accounts receivable and thirty percent (30%) of eligible inventory. At March 31, 1997, the maximum amount available on the line of credit was approximately $675,000. Accounts receivable, inventory, property and equipment and intangibles were assigned as collateral for amounts borrowed under this loan agreement. The credit facility contained various convenants by the Company, including covenants that the Company would maintain certain net worth thresholds, would meet certain annual net income requirements, would maintain certain debt service coverage ratios, and would not enter into or engage in various types of agreements or business activities without written approval from Norwest Business Credit, Inc.

On July 30, 1997, the Company terminated its line of credit agreement with Norwest Business Credit, Inc. and entered into a line of credit agreement with M&I Thunderbird Bank. Under this new $1,000,000 revolving line of credit agreement, which is effective through July 31, 1998, interest is payable at the bank's base rate plus two percent (2%). Borrowings on the line of credit may not exceed seventy-five percent (75%) of eligible accounts receivable and thirty percent (30%) of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. As of March 31, 1998, the Company had no outstanding borrowings on the line of credit and was in compliance with all of the covenants of the agreement.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 6.
                                 LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt consists of the following:                      1998       1997
                                                               ----       ----

8.25% note payable to M&I  Thunderbird  Bank, due in monthly installments  of $3,440,  including  principal and interest, until paid in full;  collateralized by accounts  receivable, inventory,  property  and  equipment,  and  intangibles.  In connection with this loan agreement,  the Company has agreed to  maintain  certain  financial  ratios and  various  other covenants.  As  of  March  31,  1998,  the  Company  was  in
compliance with these financial  ratios and other covenants.  $ 32,854   $   --

8.25%  note  payable to  National  Bank of  Arizona,  due in monthly  installments  of $4,087,  including  principal  and interest,  until paid in full;  collateralized  by  accounts
receivable,   inventory,   property   and   equipment,   and
intangibles.  In connection  with this loan  agreement,  the
Company has agreed to maintain certain  financial ratios and various other  covenants.  As of March 31, 1997, the Company was in  compliance  with  these  financial  ratios and other covenants.  In addition, this note payable was guaranteed by
certain former Board members.                                       --   76,071


Capital lease obligations                                          932    7,243
                                                              --------  -------
                                                                33,786   83,314

Less:  current maturities                                      (33,786) (50,254)
                                                              --------  -------

         Long-term portion                                    $     --  $33,060
                                                              ========  =======

                          RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 7.
                           OPERATING LEASE COMMITMENTS
--------------------------------------------------------------------------------

The Company leases warehouse and office space in Tempe, Arizona, as well as certain equipment and vehicles under non-cancelable operating lease agreements expiring at various times through March, 2001. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs. The lease on the Tempe, Arizona facility expires March, 2001.

The total minimum rental commitment due is as follows:

              March 31,                     Amount
              ---------                     ------
                1999                       $282,974
                2000                        280,971
                2001                        280,412
                                           --------
                                           $844,357
                                           ========

Rent expense under operating lease agreements for the years ended March 31, 1998 and 1997 was approximately $268,750 and $277,500, respectively.

--------------------------------------------------------------------------------
                                     NOTE 8.
                                  INCOME TAXES
--------------------------------------------------------------------------------

Deferred tax assets consists of the following components:

                                               March 31, 1998     March 31, 1997
                                               --------------     --------------
    Deferred tax assets:
       State loss carryforwards                 $ 175,000          $   250,000
       Federal loss carryforwards                 725,000            1,015,000
                                                ---------          -----------

                                                  900,000            1,265,000
       Less:  valuation allowance                (900,000)          (1,265,000)
                                                ---------          -----------
                                                $      --          $        --
                                                =========          ===========

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                     NOTE 8.
                            INCOME TAXES (CONTINUED)
--------------------------------------------------------------------------------

Due to significant losses incurred during the years ended March 31, 1994, 1995 and 1996 and the uncertainty of the utilization of the operating losses in future periods, the Company established, and continues to maintain, a valuation allowance equal to the full amount of its deferred tax assets.

The Company's tax expense (benefit) differed from the statutory rate, as follows:

                                                            1998         1997
                                                            ----         ----

Statutory rate applied to income                         $ 331,000    $  97,000
  before income taxes

Increase (decrease) in income taxes resulting from:
   Utilization of net operating loss deductions           (343,000)    (119,000)
   Other                                                    12,000       22,000
                                                         ---------    ---------

                                                         $      --    $      --
                                                         =========    =========

The Company's approximate net operating loss carryforwards and their respective expiration dates, are as follows:

                                   Amount             Expiration
                                   ------             ----------
                  Federal          $2,120,000            2011
                  Arizona          $1,920,000            2001

--------------------------------------------------------------------------------
                                     NOTE 9.
                       REORGANIZATION OF CAPITAL STRUCTURE
--------------------------------------------------------------------------------

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

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                    NOTE 10.
                              COMMON STOCK OPTIONS
--------------------------------------------------------------------------------

On August 19, 1996, the Board of Directors approved the repricing of 16,666 stock options held by the Company's President and Chief Executive Officer, and 16,666 stock options held by the Company's Chief Financial Officer from $16.50 per share to $1.00 per share. In addition, at the same time, the Board issued 83,334, 83,334, and 100,000 stock options with an exercise price of $1.00 per share to the Company's President and Chief Executive Officer, Chief Financial Officer, and Chairman of the Board, respectively. All of these stock options are presently exercisable. The Company has agreed to register the shares issuable upon exercise of the option by filing a registration statement on Form S-8 with the Securities and Exchange Commission. The option exercise price equals the fair market value of the underlying common stock on August 19, 1996.

In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended March 31, 1997. There were no options granted during the year ended March 31, 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the year ended March 31, 1997 would have been reduced to the pro forma amounts presented below:

                                                        1997
                                                        ----
Net income, as reported                               $258,114
Net income, pro forma                                  253,054

Basic earnings per share, as reported                 $   0.18
Basic earnings per share, pro forma                   $   0.17

Diluted earnings per share, as reported               $   0.16
Diluted earnings per share, pro forma                 $   0.16

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997, expected life of options of two (2) years, expected volatility of forty percent (40%), risk-free interest rate of eight percent (8.0%), and a zero percent (0%) dividend yield. The weighted average fair value at date of grant for options granted during 1997 approximated $.03.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
                                    NOTE 11.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

For the years ended March 31, 1998 and 1997, the following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The earnings per share and the weighted average number of shares outstanding for the year ended March 31, 1997 give retroactive effect to the conversion of preferred stock to common stock and the reverse split of common stock which were effective on August 12, 1996 (see Note 9).

                                                              MARCH 31,
                                                        1998             1997
                                                        ----             ----
BASIC EPS

Net income                                           $  839,530       $  258,114
                                                     ==========       ==========
Weighted average number of shares
  outstanding                                         1,473,950        1,473,950
                                                     ==========       ==========

Basic earnings per share                             $     0.57       $     0.18
                                                     ==========       ==========

DILUTED EPS

Net income                                           $  839,530       $  258,114
                                                     ==========       ==========
Weighted average number of shares
  outstanding                                         1,473,950        1,473,950

Effect of dilutive securities:
  Stock options                                         181,812           92,224
                                                     ----------       ----------
Common stock including assumed
  conversions                                         1,655,762        1,566,174
                                                     ==========       ==========

Diluted earnings per share                           $     0.51       $     0.16
                                                     ==========       ==========

Certain outstanding warrants which expired June 30, 1997 and 1996 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Items 9-11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held August 14, 1998. Such information included in the Proxy Statement is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about July 1, 1998.

         MATERIAL INCORPORATED HEREIN BY REFERENCE AND LOCATION IN PROXY STATEMENT FOR 1998 ANNUAL MEETING:

ITEM NO.      ITEM DESCRIPTION                         PROXY STATEMENT
--------      ----------------                         ---------------

  9        Directors, Executive Officers,        Proposal One - Election of
           Promoters, and Control Persons;       Directors
           Compliance with Section 16(a)
           of the Exchange Act

  10       Executive Compensation                Proposal One - Election of
                                                 Directors

  11       Security Ownership of Certain         General Information - Security
           Beneficial Owners and Management      Ownership of Certain Principal
                                                 Stockholders and Management

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company holds $150,000 in notes receivable from officers. The funds provided by these notes were used by the officers to purchase 100,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The notes are payable in one payment on or before December 19, 2002, and are collateralized by the purchased shares of Common Stock. Interest on the notes accrues at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)(1)  EXHIBITS

The following exhibits are filed herewith pursuant to Regulation S-B:

NO.      DESCRIPTION                                                   REFERENCE
---      -----------                                                   ---------
3.1      Articles of Incorporation of the Registrant, as amended
         and restated                                                        3
3.2      Bylaws of Registrant, as amended and restated                       3
4.1      Form of Common Stock Certificate                                    1
4.5      Registration Rights Agreements                                      2
4.8      Warrants issued to Nutmeg Securities, Inc.                          4
*4.9     Options issued to Wayne R. Collignon                                5
*4.10    Options issued to Dirk D. Anderson                                  5
*4.11    Amendment to Options issued to Wayne Collignon                      6
*4.12    Amendment to Options issued to Dirk D. Anderson                     6
*4.13    Options issued to Wayne R. Collignon                                6
*4.14    Options issued to Dirk D. Anderson                                  6
*4.15    Options issued to Scott W. Ryan                                     6
*4.16    Options issued to Scott W. Ryan                                     6
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe
         Deposit and Trust Company, as Lessor, and Registrant as Lessee      1
10.17    Loan documents between National Bank of Arizona and the Registrant  2
*10.21   Employment Agreement between the Registrant and Wayne R. Collignon  3
*10.22   Employment Agreement between the Registrant and Dirk D. Anderson    3
10.23    Third amendment to the Lease between the Registrant, as Lessee,
         and Newhew Associates, as Lessor                                    3
10.24    Loan documents between the Registrant and Norwest Business
         Credit, Inc.                                                        3
*10.25   Amendment to Employment Agreement between Registrant and
         Wayne Collignon                                                     5
*10.26   Amendment to Employment Agreement between Registrant and
         Dirk Anderson                                                       5
10.27    Amendments to Loan document between Norwest Business Credit
         and Registrant                                                      5
10.28    Amendment to Loan document between Norwest Business Credit
         and Registrant                                                      6
10.29    Loan document between Registrant and M&I Thunderbird Bank           7
*10.30   Loan document between Registrant and Wayne R. Collignon             8
*10.31   Loan document between Registrant and Dirk D. Anderson               8
27       Financial Data Schedule                                             9

(1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
(2)  Filed with Form 10-KSB on July 13, 1995
(3)  Filed with Form 10-KSB on July 2, 1996
(4)  Filed with Proxy Statement on July 15, 1996
(5)  Filed with Form 10-QSB on November 14, 1996
(6)  Filed with 10-KSB on June 26, 1997
(7)  Filed with 10-QSB on November 14, 1997
(8)  Filed with 10-QSB on February 10, 1998
(9)  Filed herewith
(*)  Indicates a compensatory plan or arrangement

(b)  REPORT ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECONDITIONED SYSTEMS, INC.

BY: /s/  WAYNE R. COLLIGNON
   ---------------------------
   Wayne R. Collignon, President and Chief Executive Officer

DATE:    June 26, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

RECONDITIONED SYSTEMS, INC.

BY: /s/  WAYNE R. COLLIGNON
   ---------------------------
   Wayne R. Collignon, President and Chief Executive Officer (Principal Executive Officer) and Director

DATE:    June 26, 1997

BY: /s/  DIRK D. ANDERSON
   ---------------------------
   Dirk D. Anderson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

DATE:    June 26, 1997

BY: /s/  SCOTT W. RYAN
   ---------------------------
   Scott W. Ryan, Chairman of the Board of Directors

DATE:    June 26, 1997

BY: /s/  SUSAN J. ZINGA
   ---------------------------
   Susan J. Zinga, Member of the Board of Directors

DATE:    June 26, 1997