Form 10QSB
period 1998-06-30
RECONDITIONED SYSTEMS INC
filed 1998-08-14
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   FORM 10-QSB

(MARK ONE)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           EXCHANGE ACT
      For the transition period from __________ to __________.


                         Commission file number 0-20924
                                                -------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1998, the number of shares outstanding of the Registrant's common stock was 1,473,950.

                          PART 1 - FINANCIAL STATEMENTS

ITEM 1















                           RECONDITIONED SYSTEMS, INC.


                         UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                           1998         1997
                                                        ----------   ----------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $  695,781   $  129,632
   Accounts receivable - trade, net of allowance
      for doubtful accounts of $27,250 and
      $33,000, respectively                              1,254,644    1,051,646
   Inventory                                               942,360      943,922
   Prepaid expenses and other current assets                44,170       21,529
                                                        ----------   ----------

      TOTAL CURRENT ASSETS                               2,936,955    2,146,729

PROPERTY AND EQUIPMENT; net of accumulated
   depreciation of $349,675 and
   $350,274, respectively                                  136,522      171,465
OTHER ASSETS
   Notes receivable - Officers                             150,000           --
   Other assets                                             29,150       15,835
                                                        ----------   ----------

                                                        $3,252,627   $2,334,029
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit (Note 2)                    $       --   $  129,188
   Current maturities of long-term debt                     23,160       50,840
   Accounts payable                                        436,973      365,145
   Customer deposits                                       136,195       74,491
   Accrued expenses and other current liabilities          198,198      169,497
                                                        ----------   ----------

      TOTAL CURRENT LIABILITIES                            794,526      789,161

LONG-TERM DEBT, LESS CURRENT MATURITIES                         --       20,036

STOCKHOLDERS' EQUITY                                     2,458,101    1,524,832
                                                        ----------   ----------

                                                        $3,252,627   $2,334,029
                                                        ==========   ==========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         1998           1997
                                                     -----------    -----------

Sales                                                $ 2,653,092    $ 2,267,362
Cost of sales                                          2,028,782      1,688,163
                                                     -----------    -----------

Gross profit                                             624,310        579,199

Selling & administrative expenses                        392,884        420,469
                                                     -----------    -----------

Income  from operations                                  231,426        158,730
                                                     -----------    -----------

Other income (expense):
         Interest income                                  10,441            171
         Interest expense                                   (639)       (13,595)
         Other                                             1,319          3,502
                                                     -----------    -----------
                                                          11,121         (9,922)
                                                     -----------    -----------


Net income                                           $   242,547    $   148,808
                                                     ===========    ===========

Basic earnings per share (Notes 1 and 3)                     .16            .10
                                                     ===========    ===========

Basic weighted average number
     of shares outstanding                             1,473,950      1,473,950
                                                     ===========    ===========

Diluted earnings per common
     and common equivalent share (Notes 1 and 3)             .14            .09
                                                     ===========    ===========

Diluted weighted average number
     of shares outstanding                             1,691,411      1,578,510
                                                     ===========    ===========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1998 AND THE THREE MONTH PERIOD ENDED JUNE 30, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                    COMMON     COMMON      RETAINED       TREASURY
                    STOCK      STOCK       EARNINGS        STOCK         TOTAL
                    SHARES     AMOUNT      (DEFICIT)    (134 SHARES)
                    ------     ------      ---------    ------------  ----------

Balance at
March 31, 1997    1,473,950  $4,586,982   $(3,207,204)  $    (3,754)  $1,376,024

Net income               --           0       839,530             0      839,530
                  ---------  ----------   -----------   -----------   ----------
Balance at
March 31, 1998    1,473,950  $4,586,982   $(2,367,674)  $    (3,754)  $2,215,554

Net income               --           0       242,547             0      242,547
                  ---------  ----------   -----------   -----------   ----------


BALANCE AT
JUNE 30, 1998     1,473,950  $4,586,982   $(2,125,127)  $    (3,754)  $2,458,101
                  =========  ==========   ===========   ===========   ==========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         1998           1997
                                                      ---------      ---------

Cash and cash equivalents
provided (used) by operating
activities                                            $ (14,501)     $ 321,313

Cash and cash equivalents
used by investing
activities                                              (13,017)        (6,219)

Cash and cash equivalents
used by financing activities                             (9,732)      (327,586)
                                                      ---------      ---------

Decrease in cash
and cash equivalents                                    (37,250)       (12,492)

Cash and cash equivalents,
beginning of period                                     733,031        142,124
                                                      ---------      ---------


Cash and cash equivalents,
end of period                                         $ 695,781      $ 129,632
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

INTERIM FINANCIAL STATEMENTS:
          The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1998.

EARNINGS PER COMMON AND COMMON  EQUIVALENT  SHARE:
          Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

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

--------------------------------------------------------------------------------
                                     NOTE 2.
                            REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

Effective July 31, 1998 the Company renegotiated and renewed its $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this new agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed 75% of eligible accounts receivable and 30% of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank.

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 3.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                          1998         1997
                                                       ----------   ----------

BASIC EPS

Net Income                                             $  242,547   $  148,808
                                                       ==========   ==========
Weighted average number
     of shares outstanding                              1,473,950    1,473,950
                                                       ==========   ==========

Basic earnings per share                               $     0.16   $     0.10
                                                       ==========   ==========
DILUTED EPS

Net Income                                             $  242,547   $  148,808
                                                       ==========   ==========
Weighted average number
     of shares outstanding                              1,473,950    1,473,950

Effect of dilutive securities:
  Stock options                                           217,461      104,560
                                                       ----------   ----------

Total common shares + assumed
   conversions                                          1,691,411    1,578,510
                                                       ==========   ==========

Per-Share Amount                                       $     0.14   $     0.09
                                                       ==========   ==========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to geographically diversify its operations on a profitable basis, the risk that the Company may not be able to continue to increase sales, maximize its production capacity, maintain adequate inventory levels at an acceptable cost and employ qualified personnel in response to rising sales. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

RESULTS OF OPERATIONS

Reconditioned Systems, Inc. (the "Company") reported net income for the three month period ended June 30, 1998 (hereinafter the "reporting period") of $242,547 as compared to $148,808 for the three month period ended June 30, 1997 (hereinafter the "comparable period"). This $93,739 or 62.9% increase is a result of increased sales and lower selling, administrative and interest expenses over the comparable period.

The Company reported sales for the reporting period of $2,653,092 as compared to $2,267,362 for comparable period, resulting in an increase of $385,730 or 17%. This increase was primarily attributable to increased wholesale sales. Approximately 60% of the total sales for the reporting period were wholesale sales and 40% were retail sales. Sales during the comparable period were approximately 50% wholesale and 50% retail.

Wholesale sales totaled $1,638,584 for the reporting period, an increase of $481,946 or 42% over the comparable period. This was a result of expansion of the wholesale division and implementation of a new marketing plan aimed at increasing the Company's wholesale customer-base. The Company began targeting the larger metropolitan areas throughout the western United States and has had success in developing new dealership/broker relationships in these areas. The Company's wholesale division has been very successful in the California market and hopes to achieve similar results in other western states.

Retail sales in the Phoenix and Tucson markets totaled $1,014,508 during the reporting period, a decrease of 9% over the comparable period. This decrease was primarily a result of turnover within the retail sales department. During the reporting period, the Company hired and trained four new sales representatives to replace those lost through attrition and to add to the existing sales staff. The complexity and demand for accuracy within the Company's industry require that the sales staff have proper training and product knowledge. The Company has developed a formal training program designed to equip new salespeople with the skills necessary to succeed; however, these skills take time to develop. While the Company believes these newly hired sales representatives will be successful in developing the necessary skills to achieve their sales goals, there can be no certainty that they will meet those expectations.

The Company's gross profit margin for the reporting period was 23.5%, as compared to a gross profit margin of 25.5% for the comparable period. This 2% decrease in the gross margin was primarily attributed to the increased percentage of wholesale sales to retail sales.

The Company's selling and administrative expenses were reduced from 18.5% of sales in the comparable period to 14.8% for the reporting period. The 3.7% decrease was primarily a result of a lower overall percentage of fixed expenses and the wholesale/retail sales mix. The Company's wholesale sales generally have lower selling expenses than those of retail sales.

The Company's other income and expenses, which consists primarily of interest income and expense, improved by $21,043 from the comparable period to the reporting period. This improvement was primarily due to the elimination of the Company's interest expense and minimum interest requirements associated with its previous line of credit agreement and increased interest income. Effective July 30, 1997, the Company entered into a new borrowing agreement with M&I
Thunderbird Bank, lowering the Company's borrowing rate and eliminating the minimum interest payments assessed under the previous line of credit. The Company now carries a zero dollar balance on the new line of credit and believes it has built a strong working relationship with M&I Thunderbird. In addition, the Company earned interest income of $10,441 on interest-bearing accounts and notes receivable from officers.

INCOME TAXES

As of March 31, 1998, the Company had federal loss carryforwards of approximately $2,120,000 and state loss carryforwards of approximately $1,920,000. During the quarters ended June 30, 1998 and 1997, the Company benefited from these loss carryforwards in the approximate amounts of $97,000 and $60,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1998, the Company's cash and cash equivalents totaled $694,781. In addition, the Company's net worth and working capital totaled $2,458,101 and $2,142,429, respectively. The Company has no material long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

While cash generated from operations has been sufficient to finance the company's growth over the past few years, the Company reported negative cash flows from operations of $14,501 during the reporting period. This was primarily a result of the necessity to finance increased sales during the reporting period.

The Company's sales growth resulted in increasing the Company's accounts receivable balances by $292,522 at June 30, 1998 as compared to March 31, 1998. The Company's collection rate remained fairly constant. The average days sales in accounts receivable at June 30, 1998 was 38, as compared to 37 at March 31, 1998. The Company hopes to maintain a collection rate at or near 30 days.

The increased accounts receivables were partially offset by the company's strong operating results and increased inventory turns during the reporting period. Annualized inventory turns for the reporting period were 8.7, as compared to
6.75 for the year ended March 31, 1998. This improvement was primarily a result of the Company's ability to increase sales without increasing inventory levels. Management believes any additional sales increases may require the Company to increase current inventory levels.

FUTURE OUTLOOK

Management is pleased with the operating results achieved during this reporting period. The Company reported a 17% increase in revenues and a 62.9% increase in net income. Management plans to pursue gradual and focused growth; in order to facilitate this growth, the Company intends to expand its warehouse, office and showroom space at the Tempe, Arizona location. This modest expansion and improvements are expected to be completed by December, 1998.

The Company continues to pursue growth in both the wholesale and retail markets. The wholesale division is expanding with new and existing dealer/broker relationships. In addition to nurturing the accounts established in the California markets, the Company will continue to concentrate on targeted growth in other markets throughout the western United States. The retail division's primary goal is to hire, train and maintain a qualified and competent sales staff. In addition, the Company plans continued development of its advertising and promotional programs designed to increase local and regional exposure. Furthermore, now that the Company has strengthened its financial condition and liquidity, management believes a conservative acquisition program is a viable alternative for additional sales growth and increased share value.

The Company is currently investigating and taking corrective action to protect itself from any potential computer hardware and software difficulties related to Year 2000 computer problems. The Company intends to complete all corrective action by June, 1999. The effect on the Company's future results of operations is not expected to be material.

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

Effective June 30, 1997, the Company's Class B Warrants expired.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith pursuant to Regulation S-B:

NO.               DESCRIPTION                                                     REFERENCE

3.1      Articles of Incorporation of the Registrant, as amended and restated          3
3.2      Bylaws of Registrant, as amended and restated                                 3
4.1      Form of Common Stock Certificate                                              1
4.5      Registration Rights Agreements                                                2
*4.9     Options issued to Wayne R. Collignon                                          5
*4.10    Options issued to Dirk D. Anderson                                            5
*4.11    Amendment to Options issued to Wayne Collignon                                6
*4.12    Amendment to Options issued to Dirk D. Anderson                               6
*4.13    Options issued to Wayne R. Collignon                                          6
*4.14    Options issued to Dirk D. Anderson                                            6
*4.15    Options issued to Scott W. Ryan                                               6
*4.16    Options issued to Scott W. Ryan                                               6
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe
         Deposit and Trust Company, as Lessor, and Registrant as Lessee                1
10.17    Loan documents between National Bank of Arizona and the Registrant            2
*10.21   Employment Agreement between the Registrant and Wayne R. Collignon            3
*10.22   Employment Agreement between the Registrant and Dirk D. Anderson              3
10.23    Third amendment to the Lease between the Registrant, as Lessee, and
         Newhew Associates, as Lessor                                                  3
10.24    Loan documents between the Registrant and Norwest Business Credit, Inc.       3
*10.25   Amendment to Employment Agreement between Registrant and Wayne Collignon      5
*10.26   Amendment to Employment Agreement between Registrant and Dirk Anderson        5
10.27    Amendments to Loan document between Norwest Business Credit and Registrant    5
10.28    Amendment to Loan document between Norwest Business Credit and Registrant     6
10.29    Loan document between Registrant and M&I Thunderbird Bank                     7
*10.30   Loan document between Registrant and Wayne R. Collignon                       8
*10.31   Loan document between Registrant and Dirk D. Anderson                         8
10.32    Loan document between M&I Thunderbird Bank and the Registrant                 9

         (1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
         (2)  Filed with Form 10-KSB on July 13, 1995
         (3)  Filed with Form 10-KSB on July 2, 1996
         (4)  Filed with Proxy Statement on July 15, 1996
         (5)  Filed with Form 10-QSB on November 14, 1996
         (6)  Filed with 10-KSB on June 26, 1997
         (7)  Filed with 10-QSB on November 14, 1997
         (8)  Filed with 10-QSB on February 10, 1998
         (9)  Filed herein
         (*)  Indicates a compensatory plan or arrangement

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:  August 14, 1998                   /s/ Wayne R. Collignon
                                         -------------------------------------
                                         Wayne R. Collignon, President and CEO


Date:  August 14, 1998                   /s/ Dirk D. Anderson
                                         -------------------------------------
                                         Dirk D. Anderson, CFO