Form 10QSB
period 1998-09-30
RECONDITIONED SYSTEMS INC
filed 1998-11-13
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                                  602-968-1772
                           --------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 1998, the number of shares outstanding of the Registrant's common stock was 1,473,950.

Item 1




                          PART 1 - FINANCIAL STATEMENTS


                           RECONDITIONED SYSTEMS, INC.

                         UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                           RECONDITIONED SYSTEMS, INC.

--------------------------------------------------------------------------------
                                 BALANCE SHEETS
                           September 30, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           1998          1997
                                                        ----------    ----------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  836,411    $  370,443
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $35,000 and
    $47,500, respectively                                1,426,217       981,920
  Inventory                                                793,735     1,039,441
  Prepaid expenses and other current assets                 57,065        39,444
                                                        ----------    ----------

           TOTAL CURRENT ASSETS                          3,113,428     2,431,248

PROPERTY AND EQUIPMENT; net of accumulated
  depreciation of $361,996 and
  $366,278, respectively                                   152,945       162,748
OTHER ASSETS
  Notes receivable - Officers                              150,000            --
  Other assets                                              38,591        15,763
                                                        ----------    ----------

                                                        $3,454,964    $2,609,759
                                                        ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                      13,248        45,075
  Accounts payable                                         422,477       443,781
  Customer deposits                                         38,356       198,783
  Accrued expenses and other current liabilities           276,552       222,688
                                                        ----------    ----------
           TOTAL CURRENT LIABILITIES                       750,633       910,327

LONG-TERM DEBT, LESS CURRENT MATURITIES                         --        13,522

STOCKHOLDERS' EQUITY                                     2,704,331     1,685,910
                                                        ----------    ----------

                                                        $3,454,964    $2,609,759
                                                        ==========    ==========

                           RECONDITIONED SYSTEMS, INC.

--------------------------------------------------------------------------------
                            STATEMENTS OF OPERATIONS
      For the Three and Six Month Periods Ended September 30, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                        Three Months Ended              Six Months Ended
                                           September 30,                  September 30,
                                    --------------------------     --------------------------
                                        1998          1997             1998           1997
                                    -----------    -----------     -----------    -----------
Sales                               $ 3,121,374    $ 2,245,816     $ 5,774,466    $ 4,513,178
Cost of sales                         2,451,134      1,707,851       4,479,916      3,396,014
                                    -----------    -----------     -----------    -----------
Gross profit                            670,240        537,965       1,294,550      1,117,164

Selling & administrative expenses       435,879        371,688         828,763        792,157
                                    -----------    -----------     -----------    -----------
Income  from operations                 234,361        166,277         465,787        325,007
                                    -----------    -----------     -----------    -----------
Other income (expense):
   Interest income                       11,153            181          21,594            352
   Interest expense                        (408)        (4,565)         (1,047)        18,160)
   Other                                  1,124           (815)          2,443          2,687
                                    -----------    -----------     -----------    -----------
                                         11,869         (5,199)         22,990        (15,121)
                                    -----------    -----------     -----------    -----------
Net income                          $   246,230    $   161,078     $   488,777    $   309,886
                                    ===========    ===========     ===========    ===========
Basic earnings per share
   (Notes 1 and 3)                         0.17           0.11*           0.33           0.21*
                                    ===========    ===========     ===========    ===========
Basic weighted average number
   of shares outstanding              1,473,950      1,473,950*      1,473,950      1,473,950*
                                    ===========    ===========     ===========    ===========
Diluted earnings per common
   and common equivalent share
   (Notes 1 and 3)                         0.14           0.10*           0.29           0.19*
                                    ===========    ===========     ===========    ===========


Diluted weighted average number
   of shares outstanding              1,700,481      1,654,571*      1,696,210      1,625,729*
                                    ===========    ===========     ===========    ===========

*Restated to give retroactive effect to SFAS No. 128.


                           RECONDITIONED SYSTEMS, INC.

--------------------------------------------------------------------------------
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEAR ENDED MARCH 31, 1998 AND THE SIX MONTH PERIOD
                            ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                         COMMON      COMMON       RETAINED        TREASURY
                         STOCK       STOCK        EARNINGS         STOCK
                         SHARE       AMOUNT       (DEFICIT)     (134 SHARES)      TOTAL
                       ---------   ----------    -----------    ------------   -----------
Balance at
March 31, 1997         1,473,950   $ 4,586,982   $(3,207,204)   $    (3,754)   $ 1,376,024

Net income                    --             0       839,530              0        839,530
                       ---------   -----------   -----------    -----------    -----------
Balance at
March 31, 1998         1,473,950     4,586,982    (2,367,674)        (3,754)     2,215,554

Treasury Stock
  Retired                     --             0        (3,754)         3,754              0

Net income                    --             0       488,777              0        488,777
                       ---------   -----------   -----------    -----------    -----------
Balance at
September 30, 1998     1,473,950   $ 4,586,982   $(1,882,651)   $         0    $ 2,704,331
                       =========   ===========   ============   ===========    ===========

                           RECONDITIONED SYSTEMS, INC.

--------------------------------------------------------------------------------
                            STATEMENTS OF CASH FLOWS
      FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                  Three Months Ended        Six Months Ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                  1998         1997         1998         1997
                               ----------   ----------   ----------   ----------

Cash and cash equivalents
provided by operating
activities                     $ 183,102    $ 389,566    $ 168,601    $ 710,879

Cash and cash equivalents
used by investing activities     (32,560)      (7,288)     (45,577)     (13,507)

Cash and cash equivalents
used by financing activities      (9,912)    (141,467)     (19,644)    (469,053)
                               ---------    ---------    ---------    ---------
Increase in cash and
cash equivalents                 140,630      240,811      103,380      228,319

Cash and cash equivalents,
beginning of period              695,781      129,632      733,031      142,124
                               ---------    ---------    ---------    ---------
Cash and cash equivalents,
end of period                  $ 836,411    $ 370,443    $ 836,411    $ 370,443
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

INTERIM FINANCIAL STATEMENTS:
     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the six months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1998.

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

--------------------------------------------------------------------------------
                                     NOTE 2.
                            REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

Effective July 31, 1998 the Company renegotiated and renewed its $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this new agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed 75% of eligible accounts receivable and 30% of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. As of September 30, 1998, there were no outstanding borrowings on the line of credit.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     NOTE 3.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                   Three Months Ended        Six Months Ended
                                     September 30,             September 30,
                                -----------------------   ----------------------
                                   1998         1997         1998        1997
                                ----------   ----------   ----------  ----------
BASIC EPS

Net Income                      $  246,230   $  161,078   $  488,777  $  309,886
                                ==========   ==========   ==========  ==========
Weighted average number
  of shares outstanding          1,473,950    1,473,950    1,473,950   1,473,950
                                ==========   ==========   ==========  ==========

Basic earnings per share        $     0.17   $     0.11   $     0.33  $     0.21
                                ==========   ==========   ==========  ==========

DILUTED EPS

Net Income                      $  246,230   $  161,078   $  488,777  $  309,886
                                ==========   ==========   ==========  ==========
Weighted average number
  of shares outstanding          1,473,950    1,473,950    1,473,950   1,473,950

Effect of dilutive securities:
  Stock options                    226,531      180,621      222,260     151,779
                                ----------   ----------   ----------  ----------
Total common shares + assumed
  conversions                    1,700,481    1,654,571    1,696,210   1,625,729
                                ==========   ==========   ==========  ==========

Per-Share Amount                $     0.14   $     0.10   $     0.29  $     0.19
                                ==========   ==========   ==========  ==========

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 4.
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On October 30, 1998, the Company's Board of Directors signed a definitive merger agreement with Cort Investment Group, Inc., a privately-owned Texas corporation d/b/a Contract Network ("CNI"). Under the terms of the agreement, CNI will acquire RSI for $8,575,000 in cash. CNI has been a leader in the remanufactured modular office furniture industry since 1988, specializing in the reconditioning and marketing of workstations originally manufactured by Steelcase and Herman Miller. The acquisition, scheduled for closing in early 1999, is subject to, among other things, RSI meeting certain financial conditions, the completion of satisfactory due diligence by CNI, approval of the transaction by relevant regulatory agencies and RSI shareholder approval. The Company is currently drafting a proxy statement which is expected to be filed with the SEC pursuant to the requirements of the Securities Exchange Act of 1934 during the month of November, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to geographically diversify its operations on a profitable basis, and the risk that the Company may not be able to continue to increase sales, maximize its production capacity, maintain adequate inventory levels at an acceptable cost and employ qualified personnel in response to rising sales. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

Reconditioned Systems, Inc. (the "Company") reported net income for the three month period ended September 30, 1998 (hereinafter the "reporting quarter") of $246,230 as compared to $161,078 for the three month period ended September 30, 1997 (hereinafter the "comparable quarter"). This $85,152 or 52.9% increase is primarily a result of increased sales volume.

The Company reported sales for the reporting quarter of $3,121,374 as compared to $2,245,816 for the comparable quarter, resulting in an increase of $875,558 or 39%. This increase was primarily attributable to a significant new wholesale contract and the addition of new retail sales representatives.

Wholesale sales totaled $2,022,024 for the reporting quarter, an increase of $608,186 or 43% over the comparable quarter. This increase is primarily attributable to the continued success of RSI's wholesale marketing plan which was implemented during fiscal 1998. In addition to actively pursuing new dealer/broker relationships, the wholesale division was awarded an exclusive sales contract to provide modular furniture in excess of $1 million over a period of 18-24 months. The first phase of this contract began in late June with $135,451 in sales. Sales under this contract totaled $336,426 for the reporting quarter.

Retail sales in the Phoenix and Tucson markets totaled $1,099,350 during the reporting quarter, an increase of $267,372 or 32% over the comparable quarter. During the quarter ended June 30, 1998, the Company hired and trained additional new sales representatives to add to the existing sales staff. The Company has developed a formal training program designed to equip new salespeople with the proper training and product knowledge. While the Company believes the newly hired sales representatives will be successful in developing the necessary skills to achieve their sales goals, there can be no certainty that they will meet those expectations.

The Company's gross profit margin for the reporting quarter was 21.5%, as compared to a gross profit margin of 23.9% for the comparable quarter. This 2.4% decrease in the gross margin was primarily attributed to higher product costs and lower wholesale pricing. Recent tougher competition with newly manufactured "bargin" product-lines has driven profit margins down. In addition, the Company's gross margin was negatively impacted by changes in customer demand which required the Company to supplement and modify its inventory.

The Company's selling and administrative expenses were reduced from 16.6% of sales in the comparable quarter to 14.0% for the reporting quarter. The 2.6% decrease was primarily a result of the significant increase in sales.

The Company's other income and expenses, which consists primarily of interest income and expense, improved by $17,068 from the comparable quarter to the reporting quarter. This improvement was primarily due to the elimination of the Company's interest expense and minimum interest requirements associated with its previous line of credit agreement and increased interest income. At September 30, 1998, the Company carried a zero dollar balance on its line of credit.

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997

The Company reported net income of $488,777 for the six month period ended September 30, 1998 (hereinafter the "reporting period") as compared to $309,886 for the six month period ended September 30, 1997 (hereinafter the "comparable period"), an increase of 57.7%.

Sales revenues for the reporting period totaled $5,774,466, a $1,261,288 or 28% increase over the comparable period. Improved wholesale revenues accounted for 86% of the total increased sales.

Wholesale sales for the reporting period totaled $3,660,608, a $1,090,133 or 42.4% increase over the comparable period. The wholesale division continues to actively pursue sales growth by targeting the western region of the United States and has been successful in breaking into some of these markets.

The Company generated $2,113,858 in retail sales during the reporting period. This represents a $171,156 or 8.81% increase over the comparable period. The Company continues to pursue growth in the Phoenix and Tucson markets through advertising and maintaining a well-trained and hard-working sales staff.

Despite the increased revenues, the Company's gross profit margin fell from 24.8% in the comparable period to 22.4% in the reporting period. This was due to the higher product costs and lower profits margins as a result of increased competition, changes to the product-mix and greater demand for newer Haworth product-lines.

Selling and administrative expenses as a percentage of sales improved by 3.3%, from 17.6% in the comparable period to 14.3% during the reporting period. This was a result of the overall lower percentage of fixed expenses to increased sales revenues.

The Company generated an additional $38,111 over the comparable period in other income by eliminating interest expense and increasing interest income as discussed above.

INCOME TAXES

As of March 31, 1998, the Company had federal loss carryforwards of approximately $2,120,000 and state loss carryforwards of approximately $1,920,000. During the periods ended September 30, 1998 and 1997, the Company benefited from these loss carryforwards in the approximate amounts of $195,000and $124,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 1998, the Company's cash and cash equivalents totaled $836,411. In addition, the Company's net worth and working capital totaled $2,704,331 and $2,362,795, respectively. The Company has no material long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

The Company reported cash flows from operations of $168,601 during the reporting period. This was primarily a result of the increase in sales and improved results of operations as discussed above. The Company's sales growth resulted in increasing the Company's accounts receivable balances by $464,095 at September 30, 1998 as compared to March 31, 1998. The Company's collection rate improved from 40 days in the comparable period to 38 days in the reporting period. The Company's long-term goal is to maintain a collection rate at or near 30 days.

The increased accounts receivables were offset by the Company's strong operating results and increased inventory turns during the reporting period. Annualized inventory turns for the reporting period were 10.4, as compared to 6.75 for the year ended March 31, 1998. This improvement was primarily a result of the Company's ability to increase sales without increasing inventory levels. However, management believes any additional sales increases may require the Company to increase current inventory levels.

YEAR 2000 COMPLIANCE

The Company has completed its assessment of Year 2000 compliance issues and is currently investigating new computer accounting software programs. The Company estimates the cost to replace its current hardware and software will total approximately $100,000 and will take between six and nine months to implement. A contingeny plan has been adopted which would upgrade the Company's current systems to Year 2000 Compliance. This plan would require 30 to 60 days to implement at a cost of approximately $50,000. The Company intends to fund the project from current cash reserves.

SUBSEQUENT EVENTS

On October 30, 1998, the Board of Directors of Reconditioned Systems, Inc. (RSI) signed a definitive merger agreement with Cort Investment Group, Inc., a privately owned Texas corporation d/b/a Contract Network ("CNI"). Under the terms of the agreement, CNI will acquire RSI for $8,575,000 in cash. CNI has been a leader in the remanufactured modular office furniture industry since

1988,   specializing  in  the   reconditioning  and  marketing  of  workstations
originally manufactured by Steelcase and Herman Miller. The acquisition, scheduled for closing in early 1999, is subject to, among other things, RSI meeting certain financial conditions, the completion of satisfactory due diligence by CNI, approval of the transaction by relevant regulatory agencies and RSI shareholder approval. The Company is currently drafting a proxy statement which is expected to be filed with the SEC pursuant to the requirements of the Securities Exchange Act of 1934 during the month of November, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on August 14, 1998. Shareholders voted on the appointment of the Company's auditors and election of the Company's Board of Directors. The following table provides the voting results:

                                                Voted                   Broker
Proposal          Shares Eligible  Voted For   Against   Abstentions   Non-Votes
--------------------------------------------------------------------------------
1 - Election of
directors:
--------------------------------------------------------------------------------
Wayne Collignon     1,473,950      1,058,761      0             0         0
--------------------------------------------------------------------------------
Dirk Anderson       1,473,950      1,058,761      0             0         0
--------------------------------------------------------------------------------
Scott Ryan          1,473,950      1,058,761      0             0         0
--------------------------------------------------------------------------------
Susan Zinga         1,473,950        691,022      0             0         0
--------------------------------------------------------------------------------
Warren Palitz       1,473,950        782,928      0             0         0
--------------------------------------------------------------------------------
2- Appointment
 of auditors        1,473,950      1,057,660      0         1,101         0
--------------------------------------------------------------------------------

ITEM  5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith pursuant to Regulation S-B:

  NO.                      DESCRIPTION                                           REFERENCE
  2.1    Definitive merger agreement between Cort Investment
         Group, Inc. and Reconditioned Systems, Inc.                                 9
  3.1    Articles of Incorporation of the Registrant, as amended and restated        3
  3.2    Bylaws of Registrant, as amended and restated                               3
  4.1    Form of Common Stock Certificate                                            1
  4.5    Registration Rights Agreements                                              2
* 4.9    Options issued to Wayne R. Collignon                                        4
* 4.10   Options issued to Dirk D. Anderson                                          4
* 4.11   Amendment to Options issued to Wayne Collignon                              5
* 4.12   Amendment to Options issued to Dirk D. Anderson                             5
* 4.13   Options issued to Wayne R. Collignon                                        5
* 4.14   Options issued to Dirk D. Anderson                                          5
* 4.15   Options issued to Scott W. Ryan                                             5
* 4.16   Options issued to Scott W. Ryan                                             5
 10.1    Lease Agreement, dated April 12, 1990 between Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee                      1
*10.21   Employment Agreement between the Registrant and Wayne R. Collignon          3
*10.22   Employment Agreement between the Registrant and Dirk D. Anderson            3
 10.23   Third amendment to the Lease between the Registrant, as Lessee,
         and Newhew Associates, as Lessor                                            3
 10.24   Loan documents between the Registrant and Norwest Business Credit, Inc.     3
*10.25   Amendment to Employment Agreement between Registrant and
         Wayne Collignon                                                             4
*10.26   Amendment to Employment Agreement between Registrant and
         Dirk Anderson                                                               4
 10.27   Amendments to Loan document between Norwest Business Credit
         and Registrant                                                              4
 10.28   Amendment to Loan document between Norwest Business Credit
         and Registrant                                                              5
 10.29   Loan document between Registrant and M&I Thunderbird Bank                   6
*10.30   Loan document between Registrant and Wayne R. Collignon                     7
*10.31   Loan document between Registrant and Dirk D. Anderson                       7
 10.32   Loan document between M&I Thunderbird Bank and the Registrant               8

         (1)  Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
         (2)  Filed with Form 10-KSB on July 13, 1995
         (3)  Filed with Form 10-KSB on July 2, 1996
         (4)  Filed with Form 10-QSB on November 14, 1996
         (5)  Filed with 10-KSB on June 26, 1997
         (6)  Filed with 10-QSB on November 14, 1997
         (7)  Filed with 10-QSB on February 10, 1998
         (8)  Filed with 10-QSB on August 14, 1998
         (9)  Filed herein
         (*)  Indicates a compensatory plan or arrangement

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:  November 13, 1998                 /s/ Wayne R. Collignon
                                         -------------------------------------
                                         Wayne R. Collignon, President and CEO


Date:  November 13, 1998                 /s/ Dirk D. Anderson
                                         -------------------------------------
                                         Dirk D. Anderson, CFO