Form 10QSB
period 1998-12-31
RECONDITIONED SYSTEMS INC
filed 1999-02-12
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 5, 1999, the number of shares outstanding of the Registrant's common stock was 1,473,950.

ITEM 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           1998         1997
                                                        ----------   ----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                          $1,091,614   $   38,446
     Accounts receivable - trade, net of allowance
          for doubtful accounts of $32,000 and
          $70,403, respectively                          1,225,790    1,328,858
     Inventory                                             922,247    1,082,855
     Prepaid expenses and other current assets              97,568       28,941
                                                        ----------   ----------

          TOTAL CURRENT ASSETS                           3,337,219    2,479,100

PROPERTY AND EQUIPMENT; NET OF ACCUMULATED
          depreciation of $365,237 and
          $381,146, respectively                           144,390      148,185
OTHER ASSETS
     Notes receivable - Officers                           150,000      150,000
     Deferred merger costs (Note 5)                         29,738           --
     Other assets                                            9,158       14,188
                                                        ----------   ----------

                                                        $3,670,505   $2,791,473
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                    3,134       41,577
     Accounts payable                                      448,762      444,629
     Customer deposits                                      20,888       18,955
     Accrued expenses and other current liabilities        215,780      277,075
                                                        ----------   ----------

          TOTAL CURRENT LIABILITIES                        688,564      782,236

LONG-TERM DEBT, LESS CURRENT MATURITIES                         --        3,415

STOCKHOLDERS' EQUITY                                     2,981,941    2,005,822
                                                        ----------   ----------

                                                        $3,670,505   $2,791,473
                                                        ==========   ==========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                             DECEMBER 31,                 DECEMBER 31,
                                        1998           1997           1998           1997
                                    -----------    -----------    -----------    -----------
Sales                               $ 2,543,315    $ 2,827,429    $ 8,317,781    $ 7,340,607
Cost of sales                         1,919,714      2,065,594      6,399,630      5,461,608
                                    -----------    -----------    -----------    -----------

Gross profit                            623,601        761,835      1,918,151      1,878,999

Selling & administrative expenses       360,661        439,341      1,189,424      1,231,498
                                    -----------    -----------    -----------    -----------

Income from operations                  262,940        322,494        728,727        647,501
                                    -----------    -----------    -----------    -----------
Other income (expense):
     Interest income                     13,852          1,806         35,446          2,158
     Interest expense                      (205)        (1,107)        (1,252)       (19,267)
     Other                                1,023         (3,281)         3,466           (594)
                                    -----------    -----------    -----------    -----------
                                         14,670         (2,582)        37,660        (17,703)
                                    -----------    -----------    -----------    -----------

Net income                          $   277,610    $   319,912    $   766,387    $   629,798
                                    ===========    ===========    ===========    ===========

Basic earnings per share
    (Notes 1 and 3)                 $      0.19    $      0.22    $      0.52    $      0.43
                                    ===========    ===========    ===========    ===========

Basic weighted average number
     of shares outstanding            1,473,950      1,473,950      1,473,950      1,473,950
                                    ===========    ===========    ===========    ===========

Diluted earnings per common
     and common equivalent share
     (Notes 1 and 3)                $      0.16    $      0.19    $      0.45    $      0.38
                                    ===========    ===========    ===========    ===========

Diluted weighted average number
     of shares outstanding            1,702,691      1,668,105      1,698,491      1,661,745
                                    ===========    ===========    ===========    ===========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Year Ended March 31, 1998 and the Nine Month Period
                             Ended December 31, 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

                         COMMON      COMMON       RETAINED        TREASURY
                         STOCK       STOCK        EARNINGS         STOCK
                         SHARES      AMOUNT       (DEFICIT)     (134 SHARES)      TOTAL
                       ---------   ----------    -----------    ------------   -----------
Balance at
March 31, 1997         1,473,950   $4,586,982    $(3,207,204)   $     (3,754)  $ 1,376,024

Net income                    --            0        839,530               0       839,530
                       ---------   ----------    -----------    ------------   -----------

Balance at
March 31, 1998         1,473,950    4,586,982     (2,367,674)         (3,754)    2,215,554


Treasury Stock Retired        --            0         (3,754)          3,754             0

Net income                    --            0        766,387               0       766,387
                       ---------   ----------    -----------    ------------   -----------

BALANCE AT
DECEMBER 31, 1998      1,473,950   $4,586,982    $(1,605,041)   $          0   $2,981,941
                       =========   ==========    ===========    ============   ===========

                           RECONDITIONED SYSTEMS, INC.
--------------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 1998 and 1997
                                   (Unaudited)
--------------------------------------------------------------------------------

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                          DECEMBER 31,                  DECEMBER 31,
                                      1998           1997           1998           1997
                                  -----------    -----------    -----------    -----------
Cash and cash equivalents
provided (used) by operating
activities                        $   270,085    $  (168,068)   $   438,686    $   542,811

Cash and cash equivalents
used by investing activities           (3,874)      (150,324)       (49,451)      (163,831)

Cash and cash equivalents
used by financing activities          (11,008)       (13,605)       (30,652)      (482,658)
                                  -----------    -----------    -----------    -----------
Increase (decrease) in cash and
cash equivalents                      255,203       (331,997)       358,583       (103,678)

Cash and cash equivalents,
beginning of period                   836,411        370,443        733,031        142,124
                                  -----------    -----------    -----------    -----------
Cash and cash equivalents,
end of period                     $ 1,091,614    $    38,446    $ 1,091,614    $    38,446
                                  ===========    ===========    ===========    ===========

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

INTERIM FINANCIAL STATEMENTS:
     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 1999. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1998.

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

--------------------------------------------------------------------------------
                                     NOTE 2.
                            REVOLVING LINE OF CREDIT
--------------------------------------------------------------------------------

Effective July 31, 1998, the Company renegotiated and renewed its $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this new agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed 75% of eligible accounts receivable and 30% of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. As of December 31, 1998, there was $1,000,000 available and no outstanding borrowings on the line of credit.

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 3.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                      DECEMBER 31,             DECEMBER 31,
                                  1998         1997         1998         1997
                               ----------   ----------   ----------   ----------
Basic EPS

Net Income                     $  277,610   $  319,912   $  766,387   $  629,798
                               ==========   ==========   ==========   ==========
Weighted average number
  of shares outstanding         1,473,950    1,473,950    1,473,950    1,473,950
                               ==========   ==========   ==========   ==========

Basic earnings per share       $     0.19   $     0.22   $     0.52   $     0.43
                               ==========   ==========   ==========   ==========
Diluted EPS

Net Income                     $  277,610   $  319,912   $  766,387   $  629,798
                               ==========   ==========   ==========   ==========

Weighted average number
  of shares outstanding         1,473,950    1,473,950    1,473,950    1,473,950

Effect of dilutive securities:
  Stock options                   228,741      194,155      224,541      187,795
                               ----------   ----------   ----------   ----------

Total common shares + assumed
   conversions                  1,702,691    1,668,105    1,698,491    1,661,745
                               ==========   ==========   ==========   ==========

Per-Share Amount               $     0.16   $     0.19   $     0.45   $     0.38
                               ==========   ==========   ==========   ==========

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                     NOTE 4.
                                  INCOME TAXES
--------------------------------------------------------------------------------

The Company has determined that the entire net operating loss for the year ended March 31, 1996 in the approximate amount of $2.9 million could potentially be deemed invalid by the Internal Revenue Service (IRS) due to the omission of an election in the filing and that this same net operating loss may be overstated by an amount not to exceed $500,000. The Company has engaged experts to file with the IRS for a private letter ruling to validate the loss. Due to the fact that the IRS has repeatedly granted relief to taxpayers in similar circumstances, the experts believe it is very likely that the IRS will approve the private letter ruling, thereby assuring the net operating loss deductions taken to date. Even if the loss is validated, a reduction of the net operating loss carryforward not to exceed $500,000 may be required. Since this reduction would not relate to loss carryforwards already used and since the Company has previously established a valuation allowance against the entire deferred tax asset resulting from the remaining loss carryforwards, no adjustments have been made to the accompanying financial statements as a result of this finding.

--------------------------------------------------------------------------------
                                     NOTE 5.
                      PROPOSED MERGER AND SUBSEQUENT EVENT
--------------------------------------------------------------------------------

On October 30, 1998, the Company signed a definitive Merger Agreement (the "Merger Agreement") with Cort Investment Group, Inc., a privately-owned Texas corporation d/b/a Contract Network ("CNI"). Under the terms of the agreement, CNI would acquire RSI through a merger in which the RSI shareholders would receive approximately $8,575,000 in cash.

On February 5, 1999, the Company's shareholders approved the proposed Merger Agreement between the Company and CNI. However, on February 4, 1999, CNI informed the Company that CNI believes the Company may be in breach of certain representations and warranties set forth in the Merger Agreement as related to the income tax issues discussed in Note 4 above. As a result, the merger did not close into escrow on February 5, 1999 as planned. Although no assurance can be given that the merger will be consummated, CNI has expressed a desire to continue to work with the Company to resolve the situation.

As of December 31, 1998, the Company has incurred and capitalized costs in the amount of $29,738 in connection with the proposed merger.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the the proposed merger with Cort Investment Group, Inc. (CNI) may not be consummated, the risk that the Company will not obtain a favorable IRS private letter ruling regarding its net operating losses, the risk that the Company may not be able to geographically diversify its operations on a profitable basis, and the risk that the Company may not be able to bring its computer systems into year 2000 compliance before Janauary 1, 2000. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission. These reports and statements include the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED DECEMBER 31, 1998 AND 1997

Reconditioned Systems, Inc. (the "Company") reported net income for the three month period ended December 31, 1998 (hereinafter the "reporting quarter") of $277,610 as compared to $319,912 for the three month period ended December 31, 1997 (hereinafter the "comparable quarter"). This $42,302 or 13.2% decrease is primarily a result of decreased sales volume.

The Company reported sales for the reporting quarter of $2,543,315 as compared to $2,827,429 for the comparable quarter, resulting in a decrease of $284,114 or 10%.

Wholesale sales totaled $1,560,331 for the reporting quarter, a decrease of $107,527 or 6.5% over the comparable quarter. This decrease was primarily due to shifts in the OEM lead times. During the comparable quarter, the Company benefited from a temporary competitive advantage created by extended Haworth, Inc. lead times. Haworth's lead times during the reporting quarter were more consistent with what they have been historically.

Retail sales in the Phoenix and Tucson markets totaled $982,984 during the reporting quarter, a decrease of $176,587 or 15.2% over the comparable quarter. This decrease was primarily attributed to the OEM lead times returning to historical levels and attrition within the retail sales department. The Company's retail sales manager position has been vacant since October, 1998, and the number of retail salespeople decreased from 6 to 5 during the reporting quarter.

The Company's gross profit margin for the reporting quarter was 24.5%, as compared to a gross profit margin of 26.9% for the comparable quarter. This 2.4% decrease in the gross margin was primarily attributable to decreased efficiencies resulting from a 10% decrease in sales.

The Company's selling and administrative expenses were reduced from 15.5% of sales in the comparable quarter to 14.1% for the reporting quarter. The 1.4% decrease was primarily a result of a lower estimated percentage of bad debts to sales. The allowance for potential bad debts is determined using an analysis of collection rates and historical bad debts. As collection rates and bad debt losses have improved over the last two years, the estimate of potential bad debt losses has decreased. Actual bad debt losses for the reporting and comparable quarters were approximately .5% of sales.

The Company's other income and expenses, which consists primarily of interest income and expense, improved by $17,252 from the comparable quarter to the reporting quarter. This improvement was primarily due to increased interest income generated from the Company's current cash reserves.

FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1998 AND 1997

The Company reported net income of $766,387 for the nine month period ended December 31, 1998 (hereinafter the "reporting period") as compared to $629,798 for the nine month period ended December 31, 1997 (hereinafter the "comparable period"), an increase of $136,589 or 21.7%.

Sales revenues for the reporting period totaled $8,317,781, a $977,174 or 13.3% increase over the comparable period. This increase was attributed to increased wholesale sales revenues.

Wholesale sales for the reporting period totaled $5,220,940, a $982,607 or 23.2% increase over the comparable period. The wholesale division continues to actively pursue sales growth by targeting the western region of the United States and has been successful in developing new and expanding existing dealer relationships in some of these markets.

The Company generated $3,096,841 in retail sales during the reporting period. This is consistent with the comparable period during which retail sales were $3,102,274.

Despite the increased revenues, the Company's gross profit margin fell from 25.6% in the comparable period to 23.1% in the reporting period. This 2.5% decrease was primarily due to the change in the wholesale/retail mix and the difference in wholesale pricing as compared to retail pricing. The Company also experienced higher product costs and lower profits margins as a result of increased competition, changes to the product-mix and greater demand for newer Haworth product-lines. Recent tougher competition with newly manufacturered "bargain" product-lines has driven profit margins down. The Company's gross margin was also negatively impacted by customer demand for newer versions of Haworth product lines not yet readily available in the aftermarket. This shift in demand required the Company to supplement its used inventory with new and clone parts at a higher cost.

Selling and administrative expenses as a percentage of sales improved by 2.5%, from 16.8% in the comparable period to 14.3% during the reporting period. This was primarily a result of the overall lower percentage of fixed expenses to increased sales revenues.

The Company generated an additional $55,363 over the comparable period in other income by eliminating interest expense associated with the Company's line of credit and increasing interest income.

INCOME TAXES

During the periods ended December 31, 1998 and 1997, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result the Company incurred no income tax expense during these periods.

The Company has determined that the entire net operating loss for the year ended March 31, 1996 in the approximate amount of $2.9 million could potentially be deemed invalid by the Internal Revenue Service (IRS) due to the omission of an election in the filing and that this same net operating loss may be overstated by an amount not to exceed $500,000. The Company has engaged experts to file with the IRS for a private letter ruling to validate the loss. Due to the fact that the IRS has repeatedly granted relief to taxpayers in similar circumstances, the experts believe it is very likely that the IRS will approve the private letter ruling, thereby assuring the net operating loss deductions taken to date. Even if the loss is validated, a reduction of the net operating loss carryforward not to exceed $500,000 may be required. Since this reduction would not relate to loss carryforwards already used and since the Company has previously established a valuation allowance against the entire deferred tax asset resulting from the remaining loss carryforwards, no adjustments have been made to the accompanying financial statements as a result of this finding.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 1998, the Company's cash and cash equivalents totaled $1,091,614. In addition, the Company's net worth and working capital totaled $2,981,941 and $2,648,655, respectively. The Company has no material long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

The Company reported cash flows from operations of $438,686 during the reporting period. This was primarily a result of operating income and increased inventory turns which more than offset the increase in the Company's accounts receivable. The Company used $80,103 of these funds for financing and investing activities with the remainder going to cash reserves.

The Company's sales growth resulted in increasing the Company's accounts receivable balances by $263,668 at December 31, 1998 as compared to March 31, 1998. The Company's collection rate improved from 43 days in the comparable period to 36 days in the reporting period. The Company's long-term goal is to maintain a collection rate at or near 30 days.

Annualized inventory turns for the reporting period were 9.2, as compared to 6.4 for the year ended March 31, 1998. This improvement was primarily a result of the Company's ability to increase sales without increasing inventory levels. However, management believes any additional sales increases may require the Company to increase current inventory levels and thereby reduce turns.

PROPOSED MERGER

On October 30, 1998, the Company signed a definitive Merger Agreement (the "Merger Agreement") with Cort Investment Group, Inc., a privately-owned Texas corporation d/b/a Contract Network ("CNI"). Under the terms of the agreement, CNI would acquire RSI through a merger in which the RSI shareholders would receive approximately $8,575,000 in cash.

On February 5, 1999, the Company's shareholders approved the proposed Merger Agreement between the Company and CNI. However, on February 4, 1999, CNI informed the Company that CNI believes the Company may be in breach of certain representations and warranties set forth in the Merger Agreement as related to the income tax issues discussed above. As a result, the merger did not close into escrow on February 5, 1999 as planned. Although no assurance can be given that the merger will be consummated, CNI has expressed a desire to continue to work with the Company to resolve the situation.

As of December 31, 1998, the Company has incurred and capitalized costs in the amount of $29,738 in connection with the proposed merger.

YEAR 2000 COMPLIANCE

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results when the year 2000 begins.

RSI has implemented a program to access and monitor the progress of its material customers, suppliers and other significant third parties in resolving Year 2000 compliance issues. Questionnaires have been sent to all significant third parties to evaluate their Year 2000 readiness. All responses are due to be returned to RSI no later than January 31, 1999, at which time second requests will be delivered to any parties who did not respond on a timely basis. In addition, all new suppliers and customers will be required to complete the questionnaires. The initial evaluation is scheduled to be completed by February 28, 1999; however, new third parties will be evaluated as needed. All material third parties with potential unresolved Year 2000 compliance issues which become evident through this assessment program will be monitored on an individual basis depending on the significance of the relationship to RSI and the severity of the unresolved issues.

The Company has evaluated its existing systems, including information technology and non-information technology systems, for Year 2000 compliance. Following this evaluation, the Company believes all of its non-information technology systems are in compliance at this time.

The Company's computer hardware and accounting software are not Year 2000 compliant. The Company has developed two plans to bring these systems into compliance based upon the outcome of the proposed Merger with CNI. They are as follows:

PLAN 1 - THE MERGER IS CONSUMMATED. If the proposed Merger with CNI is consummated, RSI will upgrade its current accounting and network software programs to Year 2000 compliance. The estimated cost of the upgrade is approximately $500 and is scheduled for completion by April 30, 1999. RSI will also contract with a third party vendor to analyze the existing computer hardware for Year 2000 compliance and will upgrade all necessary hardware. The cost of the analysis and hardware upgrades is estimated at between $3,000 and $5,000 and is expected to be completed no later than June 30, 1999. The cost of both the software and hardware upgrades will be funded from current cash reserves and is not expected to have a material effect on RSI's operating results. These upgrades would bring RSI's computer systems into Year 2000 compliance. RSI and CNI would then begin a search for a new accounting/manufacturing software program to replace those used by both CNI and RSI. The cost of this replacement software and any necessary hardware is unknown at this time and is expected to be implemented within 18 to 24 months.

PLAN 2 - THE MERGER IS NOT CONSUMMATED. If the proposed Merger with CNI is not consummated, RSI intends to replace its existing computer hardware with new Year 2000 compliant equipment. RSI estimates the replacement cost to be approximately $50,000 and would be scheduled for completion by April 30, 1999. RSI would also replace the existing accounting software program with a new accounting/manufacturing software program. The estimated cost of this program including implementation and training is approximately $60,000. Implementation would be scheduled to begin May 1, 1999 with an estimated completion date of August 31, 1999. The cost of the hardware and software replacement would be funded from current cash reserves and is not expected to have a material effect on RSI's operating results. These capital expenditures will bring RSI into Year 2000 compliance and are expected to improve RSI's administrative efficiency.

The most likely worse case scenario regarding RSI's Year 2000 compliance would be that RSI would be unable to implement the new accounting/manufacturing package before December 31, 1999 or that the cost will exceed the estimated costs. If for any reason the conversion process cannot be completed before January, 2000, RSI will resort to its backup plan (See Plan 1). Should the implementation of Plan 2 fail, Plan 1 can easily be completed within 30 to 60 days. If the cost of the conversion exceeds the estimated costs, RSI believes any additional expense can be funded from cash reserves without a material effect on operations.

RSI's reconditioning and sale of workstations is not dependent upon computer operations. Accordingly, RSI does not believe there is a risk of interruption in its supply of workstations to its customers or lost revenues with any potential Year 2000 compliance issues. Further, RSI does not believe that it faces any potential liability to third parties for breach of contract or other harm if its systems are not Year 2000 compliant. No costs associated with RSI's Year 2000 compliance have been incurred to date.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM  5. OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith pursuant to Regulation S-B:

NO.               DESCRIPTION                                          REFERENCE

2.1      Definitive merger agreement between Cort Investment Group,
         Inc. and Reconditioned Systems, Inc.                              9
3.1      Articles of Incorporation of the Registrant, as amended
         and restated                                                      3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.9     Options issued to Wayne R. Collignon                              4
*4.10    Options issued to Dirk D. Anderson                                4
*4.11    Amendment to Options issued to Wayne Collignon                    5
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.13    Options issued to Wayne R. Collignon                              5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
4.17     Common stock purchase warrant issued to Cort Investment
         Group, Inc.                                                      10
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe
         Deposit and Trust Company, as Lessor, and Registrant as Lessee    1
*10.21   Employment Agreement between the Registrant and Wayne R.
         Collignon                                                         3
*10.22   Employment Agreement between the Registrant and Dirk D.
         Anderson                                                          3
10.23    Third amendment to the Lease between the Registrant, as
         Lessee, and Newhew Associates, as Lessor                          3
10.24    Loan documents between the Registrant and Norwest Business
         Credit, Inc.                                                      3
*10.25   Amendment to Employment Agreement between Registrant and
         Wayne Collignon                                                   4
*10.26   Amendment to Employment Agreement between Registrant and
         Dirk Anderson                                                     4
10.27    Amendments to Loan document between Norwest Business Credit
         and Registrant                                                    4
10.28    Amendment to Loan document between Norwest Business Credit
         and Registrant                                                    5
10.29    Loan document between Registrant and M&I Thunderbird Bank         6
*10.30   Loan document between Registrant and Wayne R. Collignon           7
*10.31   Loan document between Registrant and Dirk D. Anderson             7
10.32    Loan document between M&I Thunderbird Bank and the Registrant     8

         (1)   Filed with Registration  Statement on Form S-18, No. 33-51980-LA, under  the  Securities  Act of 1933,  as  declared  effective  on
               December 17, 1992
         (2)   Filed with Form 10-KSB on July 13, 1995
         (3)   Filed with Form 10-KSB on July 2, 1996
         (4)   Filed with Form 10-QSB on November 14, 1996
         (5)   Filed with 10-KSB on June 26, 1997
         (6)   Filed with 10-QSB on November 14, 1997
         (7)   Filed with 10-QSB on February 10, 1998
         (8)   Filed with 10-QSB on August 14, 1998
         (9)   Filed with 10-QSB on November 13, 1998
         (10)  Filed in conjunction with Exhibit 2.1 on November 13, 1998
         (*)   Indicates a compensatory plan or arrangement

(b) Reports on Form 8-K:

On November 16, 1998, the Company filed a report on Form 8-K announcing that on October 30, 1998 the Company entered into an Agreement and Plan of Merger with Cort Investment Group, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:  February 12, 1999                  /s/ Wayne R. Collignon
                                          -------------------------------------
                                          Wayne R. Collignon, President and CEO


Date:  February 12, 1999                  /s/ Dirk D. Anderson
                                          -------------------------------------
                                          Dirk D. Anderson, CFO