Form 10KSB
period 1999-03-31
RECONDITIONED SYSTEMS INC
filed 1999-06-29
CIK 891915

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1999.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1943 (NO FEE  REQUIRED)
     For the transition period from _______________ to ______________.

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

   Title of Each Class
   -------------------

Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended March 31, 1999 were $11,042,451.

As of June 25, 1999, the aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $2,117,511.

As of June 25, 1999, the number of outstanding shares of the Registrant's Common Stock was 1,401,816.

Portions of the Registrant's definitive Proxy Statement, dated July 7, 1999, for the 1999 Annual Meeting of Stockholders to be held August 6, 1999, are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format
         Yes [ ] No [X]

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

There are more than 50 manufacturers of new workstations in the United States. Steelcase, Inc. ("Steelcase"), Herman Miller, Inc. ("Herman Miller"), and Haworth constitute the dominant manufacturers, controlling a majority of the market for new workstations. Steelcase, Herman Miller, and Haworth have each created a unique system for connecting panels and power and telecommunications raceways, resulting in virtually no interchangability between their respective products. Due to the lack of interchangability of parts for workstations of these dominant manufacturers, the Company has generally specialized in reconditioning and marketing workstations originally manufactured by just one of the dominant manufacturers. The Company elected to specialize in reconditioning and marketing workstations originally manufactured by Haworth as a result of the extensive experience of the Company's founders with Haworth workstations.

The Company's executive offices are located at 444 West Fairmont, Tempe, Arizona 85282 and its telephone number is 602-968-1772.

PRINCIPAL LINE OF BUSINESS

The Company's principal line of business is the sale of reconditioned Haworth workstations. Historically, these sales have accounted for approximately 70 - 80% of the Company's revenues.

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

OTHER LINES OF BUSINESS

The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations, selling new office furniture produced by other manufacturers (primarily desks, files, and chairs), installing workstations, and reconditioning product already owned by customers. Historically, these other lines of business have accounted for approximately 20 - 30% of the Company's revenues.

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

The reconditioned Haworth workstations that the Company sells generally consist of panels, worksurfaces, pedestals, overhead storage units, lateral file storage units, task lights, and electrical raceways. The Company reconditions all of these items. Components that are often damaged and need to be replaced with new or clone components include panel top caps, shelf ends for overhead storage units, worksurfaces, electrical base and top feeds, and electrical raceways. The Company markets certain auxiliary items such as chairs, file cabinets, and desks, but it usually purchases these items new from other manufacturers rather than purchasing them used and reconditioning them.

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

The market for workstations is highly competitive. The Company competes with new workstation manufacturers, their dealers, and other reconditioners in the sale of its reconditioned Haworth workstations. New workstation manufacturers and their dealers have certain competitive advantages over the Company including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to all component parts, and the fact that if everything is equal (price, lead-time, etc.), most people would choose new workstations over reconditioned workstations. The Company has certain competitive advantages over new workstation manufacturers and their dealers. On orders of 50 workstations or less, the Company's pricing is usually significantly less than pricing on new "Grade A" workstations ("Grade A" workstations are considered to be those workstations manufactured by Haworth, Herman Miller, and Steelcase) and the quality of the Company's reconditioned Haworth workstations exceeds that of new "Grade B" workstations. In addition, the Company can produce and install fully reconditioned Haworth workstations within two to three weeks as compared to standard lead-times of approximately six to eight weeks for the new workstation manufacturers. The Company believes that its reconditioning services are more comprehensive than most other reconditioners. This results in a competitive advantage for the Company because it has the ability to produce more reconditioned workstations and higher quality reconditioned workstations than most other reconditioners. The Company is facing increased competition from "bargain" newly manufactured product lines. There are no significant barriers to entry into the markets served by the Company. An increase in competition from existing competitors or the entry of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

DISTRIBUTION

The Company markets its products on a wholesale basis to new workstation dealerships, design firms, and installation companies throughout the United States. The Company also markets on a retail basis to end-users primarily in Arizona. The Company's sales ratio historically had been approximately 50-60% wholesale and 40-50% retail sales. As a result of increased marketing efforts in the wholesale division, the Company's sales ratio for the fiscal year ended March 31, 1999 approximated 65% wholesale and 35% retail. The Company maintains a broad customer base and is not dependent on any one customer. The Company employs three full-time salespeople who concentrate on telemarketing and servicing its wholesale sales, and five full-time salespeople who concentrate on retail sales in the greater Phoenix, Arizona area.

PERSONNEL

The Company currently has approximately 64 full-time employees of whom 37 are production personnel directly involved in the reconditioning process, six are in the installation department, 12 are in the sales and design department, and nine are management and administrative personnel. The Company believes that its ability to grow and attain its desired profitability levels depends on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has employment agreements, which include severance benefits, with certain of its executive officers. See Item 10 - Executive Compensation. None of the Company's personnel are covered by a collective bargaining agreement, and the Company has never suffered a work stoppage. The Company considers its relations with its employees to be excellent.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company presently leases a 58,500 square foot facility in Tempe, Arizona that houses its corporate offices, its reconditioning operations, and its warehouse space. The current lease on the Tempe facility expires March, 2001. The Company believes its existing facilities are adequate for its current and projected sales volumes. In addition, the Company believes suitable additional space will be available as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting on February 5, 1999 at which time the shareholders voted on the proposed Merger Agreement between the Company and Cort Investment Group, Inc. The following table provides the voting results:


             SHARES                  VOTED                  BROKER
PROPOSAL    ELIGIBLE    VOTED FOR   AGAINST   ABSTENTIONS   NON-VOTES   UNVOTED
--------   ----------   ---------   -------   -----------   ---------   -------

Proposed
Merger      1,473,816    941,539     7,783       1,500          0       522,994


Although the proposed Merger was approved by the Company's shareholders, on February 16, 1999, RSI received formal notice of termination of the Merger Agreement from Cort Investment Group, Inc. based upon the Company's allegedly being in breach of certain representations and warranties set forth in the Merger Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proposed Merger."


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the high and low closing sales price, as reported by the Nasdaq Small Cap Market, in dollars per share for the quarters then ended:

                             COMMON STOCK
DATE                       LOW         HIGH
--------------------    ----------  ----------
June, 1997                1 1/8       2 1/4
September, 1997           1 5/8       4 1/2
December, 1997            2 1/2       3 7/8
March, 1998               2 1/2       4 1/16
June, 1998                3 5/16      3 11/16
September, 1998           3 1/2       4 7/8
December, 1998            3 1/4       4 9/16
March, 1999               2 3/8       4 3/4

The total number of shares of Common Stock of the Company outstanding as of June 25, 1999 was 1,401,816. As a result of the Company's March 1, 1999 press release announcing the Board's approval of a common stock repurchase plan, the Company was approached by a brokerage firm who held a large block of the Company's common stock. The Company purchased 72,000 of those shares in a market transaction on April 13, 1999. As of the close of business on June 11, 1999, the number of record holders of the Company's Common Stock was 47 and the number of holders of the Company's Common Stock including beneficial holders of shares held in street name was estimated to be 522.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk that the Company may not be able to geographically diversify its operations on a profitable basis, continue to increase sales, attract and employ qualified personnel, and bring its computer hardware and software into Year 2000 compliance. In addition, the Company's business, operations and financial condition are subject to substantial other risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

RESULTS OF OPERATIONS

The Company had sales for the fiscal year ended March 31, 1999 (the "reporting period") of $11,042,451. This compares to $9,583,441 for the fiscal year ended March 31, 1998 (hereinafter the "comparable period"), resulting in an increase of $1,459,010 or 15%. This increase was primarily attributable to increased wholesale sales. Approximately 64% of the total sales for the reporting period were generated from wholesale sales and 36% from retail sales. Sales during the comparable period were approximately 60% wholesale and 40% retail.

Wholesale sales totaled $7,030,523 for the reporting period, an increase of 1,368,900 or 24% over the comparable period. This is primarily a result of the continued success of the Company's wholesale marketing plan implemented during fiscal 1998, designed to generate increased wholesale revenues by pursuing new dealer/broker relationships throughout the western portion of the United States. In addition to the expanded customer-base, the wholesale department was awarded an exclusive sales contract near the end of the comparable period to provide workstations in excess of $1 million over a period of 18-24 months. Sales under this contract totaled approximately $857,000 during the reporting period.

Retail sales in the Phoenix market totaled $4,011,928 during the reporting period, an increase of $90,110 or 2% over the comparable period. This increase was achieved despite attrition within the retail sales department. Due in part to a restrictive covenant in the Company's now terminated Merger Agreement with Cort Investment Group, Inc., the Company's retail sales manager position has been vacant since October, 1998. In addition, the number of retail salespeople decreased from seven in the comparable period to five as of March 31, 1999.

The Company's gross profit margin for the reporting period was 24.0% as compared to 25.2% for the comparable period. While retail gross profit margins remained relatively consistent, wholesale gross profit margins declined from 25.3% in the comparable period to 23.6% in the reporting period. The Company's wholesale department has faced increased competition with "bargain" newly manufactured product-lines. This competition has driven wholesale profit margins down. In addition, the profit margins on the large sales contract mentioned above have averaged 19.6%.

The Company's selling and administrative expenses, including terminated merger costs, decreased as a percentage of sales from 16.3% in the comparable period to 15.0% in the reporting period. This decrease was achieved as a result of a lower overall percentage of fixed expenses to sales and an increased percentage of wholesale to retail sales. The Company's selling costs on wholesale sales generally are lower than those on retail sales.

With the elimination of the Company's note payable and capital lease obligations and the investment of surplus cash, the Company was able to eliminate its interest expense and generate interest income. During the comparable period the Company reported $10,727 in other expense, primarily composed of interest expense. This compares to $55,488 in other income, primarily composed of interest income, earned during the reporting period.

INCOME TAXES

As of March 31, 1999, the Company had federal loss carryforwards of approximately $994,000 and state loss carryforwards of approximately $794,000. The federal loss carryforwards expire through March 31, 2011 and the state loss carryforwards expire through March 31, 2001. The Company will benefit from the loss carryforwards at statutory rates to the extent it is profitable before they expire. Due to significant losses incurred during the years ended March 31, 1994, 1995 and 1996 and the uncertainty of the utilization of the loss carryforwards in future periods, the Company established, and continues to maintain, a valuation allowance equal to the full amount of the Company's deferred tax assets.

PROPOSED MERGER

On November 16, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cort Investment Group, Inc., a Texas corporation d/b/a Contract Network ("CNI"), and RSI Acquisition Corp., an Arizona corporation and wholly-owned subsidiary of CNI ("Merger Corp.").

On February 4, 1999, CNI informed the Company that CNI believed the Company was in breach of certain of the representations and warranties set forth in the Merger Agreement, specifically Sections 3.11 ("Tax Returns, Taxes"), 3.7 ("RSI SEC Reports"), 3.8 ("Financial Statements and Records of RSI"), 3.9 ("Absence of Certain Changes") and 3.10 ("No Material Undisclosed Liabilities"). CNI asserted that the Company had not included certain elections in its 1995 income tax returns and therefore had not properly preserved its net operating loss carryforwards.

On February 15, 1999, the Company received formal notice of termination of the Merger Agreement from CNI pursuant to the provisions of Section 8.1(b) of the Merger Agreement based upon the Company allegedly being in breach of the representations and warranties noted above.

The Company engaged experts who filed with the Internal Revenue Service (IRS) for a private letter ruling to allow the Company to amend its 1995 income tax returns to include the omitted elections. On June 25, 1999 the IRS approved the Company's private letter ruling.

As of March 31, 1999, the Company had incurred $50,588 in expenses related to the terminated merger.

FINANCIAL CONDITION AND LIQUIDITY

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operations was $507,844 for the year ended March 31, 1999 as compared to $1,252,483 for the year ended March 31, 1998. This decrease was primarily due to increased accounts receivables due to increased sales volume and the timing of certain significant customer payments. Accounts receivables as of March 31, 1999 were $730,760 higher than those reported as of March 31, 1998. There were several large customer accounts outstanding at March 31, 1999 which were subsequently received during April 1999. As of April 30, 1999, accounts receivables were $1,163,808, a reduction of $528,074.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES. Net cash used by investing and financing activities was $137,550 for the reporting period. These funds were primarily used for purchases related to the Company's Year 2000 compliance program (see Year 2000 Issues below), the purchase of a delivery van and debt reduction.

EXPECTED FUTURE CASH FLOWS. Cash provided by operations in the near future should closely follow operating income, net of expenditures related to the Company's Year 2000 compliance program and funds used for potential acquisitions or regional sales office development. Management believes current cash reserves and cash flows from operations will be adequate to fund all of these programs without the need for outside financing. In addition, the Company has $1,000,000 in available borrowings on its line of credit with M&I Thunderbird Bank (see
Note 6 of the Audited Financial Statements).

FORWARD LOOKING STATEMENTS

The Company believes the key to increasing retail sales in the Phoenix-market is to employ an adequate number of qualified sales personnel. The Company has added an additional retail salesperson since March 31, 1999, and intends to continue adding to the retail sales staff as qualified applicants become available. In addition, management intends to hire a sales manager to further develop and assist its existing sales staff and train newly hired salespeople. The wholesale sales department plans to continue its emphasis on developing new dealer relationships and strengthening existing accounts.

The Company reported sales growth of 15% for the reporting period and 35% for the comparable period. Management does not believe increased sales personnel within the Phoenix retail market and continuance of the wholesale marketing plan will sustain a level of growth at or above the 15% growth achieved during the reporting period. As a result, the Board is currently investigating possible acquisition candidates and potential regional sales office locations. While the Company intends to actively pursue growth, the Board remains conservative in its approach. There can be no assurance that the Company will be able to identify or acquire acquisition candidates on favorable terms or that the Company can sustain the level of sales growth achieved during the reporting period.

YEAR 2000 COMPLIANCE

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results when the year 2000 begins.

The Company implemented a program to access and monitor the progress of its material customers, suppliers and other significant third parties in resolving Year 2000 compliance issues. Questionnaires have been sent to all significant third parties to evaluate their Year 2000 readiness. In addition, all new suppliers and customers will be required to complete the questionnaires. The initial evaluation is complete; however, new third parties will be evaluated as needed. All material third parties with potential unresolved Year 2000 compliance issues which become evident through this assessment program will be monitored on an individual basis depending on the significance of the relationship to the Company and the severity of the unresolved issues. Based on the evaluations completed to date, there are no material third parties with significant unresolved issues at this time.

The Company has evaluated its existing systems, including information technology and non-information technology systems, for Year 2000 compliance. Following this evaluation, the Company believes all of its non-information technology systems are in compliance at this time.

The Company's computer hardware and accounting software are not Year 2000 compliant. The Company has begun implementing a plan to bring these systems into compliance prior to the Year 2000. The details of the plan are as follows:

The Company has begun to replace its existing  computer  hardware  with new Year
2000 compliant equipment. The total replacement cost is estimated at approximately $40,000 and is scheduled for completion by June 30, 1999. In addition, the existing accounting software program will be replaced with a new accounting/manufacturing software program. The estimated cost of this program, including implementation and training, is approximately $70,000. Implementation is scheduled to begin May 13, 1999 with an estimated completion date of August 31, 1999. The cost of the hardware and software replacement will be funded from current cash reserves and is not expected to have a material effect on the Company's operating results. These capital expenditures will bring the Company into Year 2000 compliance and are expected to improve administrative efficiency. As of March 31, 1999, the total capital expenditures related to the Year 2000 project were approximately $53,000.

If there are difficulties implementing the plan described above, the Company intends to upgrade its current hardware and software to bring them into Year 2000 compliance. The estimated cost of the software upgrade is approximately $500. The Company would also contract with a third party vendor to analyze the existing computer hardware for Year 2000 compliance and will upgrade all necessary hardware. The cost of the analysis and hardware upgrades is estimated to be between $3,000 and $5,000. The cost of both the software and hardware upgrades would be funded from current cash reserves. This is not expected to have a material effect on the Company's operations and the additions could easily be completed within 30 to 60 days. These upgrades would bring the Company's computer systems into Year 2000 compliance.

The most likely worse case scenario regarding the Company's Year 2000 compliance would be the Company's inability to implement the new accounting/manufacturing package before December 31, 1999 or that the cost of implementation will exceed the estimated costs. If for any reason the conversion process cannot be completed before January, 2000, the Company will resort to its backup plan. If the cost of the conversion exceeds the estimated costs, the Company believes any additional expense can be funded from cash reserves without a material effect on operations.

The Company's reconditioning and sale of workstations is not dependent upon computer operations. Accordingly, management does not believe there is a risk of interruption in its supply of workstations to its customers or lost revenues with any potential Year 2000 compliance issues. Further, management does not believe that the Company faces any potential liability to third parties for breach of contract or other harm if its systems are not Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS




                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the accompanying balance sheets of Reconditioned Systems, Inc. as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 1999 and 1998, and the results of its operations, stockholders' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Semple & Cooper, LLP

Phoenix, Arizona
May 4, 1999

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                                          1999          1998
                                                       ----------    ----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Notes 1, 2 and 3)        $1,103,325    $  733,031
   Accounts receivable (Notes 1, 6 and 7)               1,691,882       962,122
   Inventory (Notes 1, 6 and 7)                           909,622       925,258
   Prepaid expenses and other current assets               51,002        58,885
                                                       ----------    ----------

         TOTAL CURRENT ASSETS                           3,755,831     2,679,296
                                                       ----------    ----------

PROPERTY AND EQUIPMENT: (NOTES 1, 5, 6 AND 7)             189,173       134,728
                                                       ----------    ----------

OTHER ASSETS:
   Notes receivable - officers (Notes 3 and 4)            150,000       150,000
   Refundable deposits                                     13,036        13,930
   Other                                                   24,703         4,204
                                                       ----------    ----------

                                                          187,739       168,134
                                                       ----------    ----------

                                                       $4,132,743    $2,982,158
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 7)       $        0    $   33,786
   Accounts payable                                       557,662       444,900
   Customer deposits                                       22,635        44,530
   Accrued expenses and other current liabilities         286,076       243,388
                                                       ----------    ----------

         TOTAL CURRENT LIABILITIES                        866,373       766,604
                                                       ----------    ----------

COMMITMENTS (NOTE 8)                                            0             0
                                                       ----------    ----------

STOCKHOLDERS' EQUITY: (NOTES 10 AND 12)
   Common stock, no par value; 20,000,000 shares
      shares authorized                                $4,586,982    $4,586,982
   Accumulated deficit                                 (1,320,612)   (2,367,674)
                                                       ----------    ----------

                                                        3,266,370     2,219,308
   Less: treasury stock, 134 shares, at cost                    0        (3,754)
                                                       ----------    ----------

                                                        3,266,370     2,215,554
                                                       ----------    ----------

                                                       $4,132,743    $2,982,158
                                                       ==========    ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                          1999          1998
                                                       -----------   ----------
Sales                                                  $11,042,451   $9,583,441

Cost of sales                                            8,396,278    7,168,365
                                                       -----------   ----------

Gross profit                                             2,646,173    2,415,076

Selling & administrative expenses                        1,600,257    1,564,819
Terminated merger costs (Note 12)                           50,588            0
                                                       -----------   ----------

Income from operations                                     995,328      850,257

Other income (expense):
   Interest income                                          49,083        9,771
   Interest expense                                         (1,276)     (20,173)
   Other                                                     7,681         (325)
                                                       -----------   ----------

                                                            55,488      (10,727)
                                                       -----------   ----------

Income before income taxes                               1,050,816      839,530

Provision for income taxes (Note 9)                              0            0
                                                       -----------   ----------

Net income                                             $ 1,050,816   $  839,530
                                                       ===========   ==========

Basic earnings per share (Notes 1 and 11)              $      0.71   $     0.57
                                                       ===========   ==========

Basic weighted average number
   of shares outstanding                                 1,473,880    1,473,950
                                                       ===========   ==========

Diluted earnings per common
   and common equivalent share (Notes 1 and 11)        $      0.62   $     0.51
                                                       ===========   ==========

Diluted weighted average number
         of shares outstanding                           1,697,352    1,655,762
                                                       ===========   ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                            |      Common        Common        Retained
                            |       Stock         Stock        Earnings     Treasury
                            |      Shares        Amount       (Deficit)        Stock          Total
----------------------------|----------------------------------------------------------------------
Balance at March 31, 1997   |   1,473,950    $4,586,982    $(3,207,204)     $(3,754)     $1,376,024
                            |
Net Income                  |      -             -             839,530         -            839,530
                            |----------------------------------------------------------------------
                            |
Balance at March 31, 1998   |
                            |   1,473,950    $4,586,982    $(2,367,674)    $(3,754)      $2,215,554
                            |
Retirement of Treasury      |
   Shares                   |        (134)       -              (3,754)      3,754           -
                            |
Net Income                  |       -            -           1,050,816         -          1,050,816
                            |----------------------------------------------------------------------
                            |
Balance at March 31, 1999   |   1,473,816    $4,586,982    $(1,320,612)    $   -         $3,266,370
                            |======================================================================
























                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                          1999          1998
                                                       -----------   ----------
Cash Flows from Operating Activities:

   Cash received from customers                        $10,319,727   $9,620,081
   Cash paid to suppliers and employees                 (9,859,690)  (8,353,071)
   Interest received                                        49,083        5,646
   Interest paid                                            (1,276)     (20,173)
                                                       -----------   ----------

         Net cash provided by operating
         activities                                        507,844    1,252,483
                                                       -----------   ----------

Cash Flows from Investing Activities:

   Loans to officers                                             0     (150,000)
   Purchase of property and equipment                     (103,590)     (17,712)
   Other                                                      (174)           0
                                                       -----------   ----------

         Net cash used by investing
         activities                                       (103,764)    (167,712)
                                                       -----------   ----------

Cash Flows from Financing Activities:

   Proceeds from credit line and long-term
      borrowings                                                 0    2,643,000
   Principal payments on credit line, long-
      term borrowings and obligations
      under capital leases                                 (33,786)  (3,136,864)
                                                       -----------   ----------

         Net cash used by financing
                          activities                       (33,786)    (493,864)
                                                       -----------   ----------

Increase in cash and cash equivalents                      370,294      590,907

Cash and cash equivalents at beginning of year             733,031      142,124
                                                       -----------   ----------

Cash and cash equivalents at end of year               $ 1,103,325   $  733,031
                                                       ===========   ==========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                                          1999          1998
                                                       ----------    ----------

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

Net income                                             $1,050,816    $  839,530

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                           48,790        68,256
   Provision for doubtful accounts                          1,000        (1,198)
   Loss on disposal of fixed assets                           355         2,704

Changes in assets and liabilities:

   Accounts receivable                                   (730,760)       38,163
   Inventory                                               15,636       272,582
   Prepaid expenses and other assets                      (11,548)      (32,837)
   Accounts payable and accrued expenses                  133,555        65,283
                                                       ----------    ----------
      Net cash provided by operating
      activities                                         $507,844    $1,252,483
                                                       ==========    ==========



Non-Cash Investing and Financing Activities:

During the years ended March 31, 1999 and 1998, the Company did not have any non-cash investing or financing activities.












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

ACCOUNTS RECEIVABLE - TRADE:
     The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding, and the Company's prior history of uncollectible accounts receivable. At March 31, 1999 and 1998, the Company has established an allowance for doubtful accounts in the amount of $31,000 and $30,000, respectively.

INVENTORY:
     Inventory, composed of used office workstations and reconditioning supplies, is stated at the lower of cost (weighted-average method) or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 1999 and 1998, the Company had established a reserve for damaged and obsolete inventory in the amount of $100,000 and $25,000, respectively.

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

DEFERRED INCOME TAXES:
     Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In addition, certain outstanding warrants which expired June 30, 1997 are not included in the computation of diluted earnings per share because their effect would be antidilutive.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                     NOTE 2.
                                 CONCENTRATIONS
--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 1999, the Company had approximately $903,325 of uninsured cash.

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

--------------------------------------------------------------------------------

                                     NOTE 3.
                       FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                  March 31, 1999              March 31, 1998
                             ------------------------    -----------------------
                              Carrying                   Carrying
                               Amount      Fair Value     Amount      Fair Value
                             ----------    ----------    --------     ----------
Cash and cash equivalents    $1,103,325    $1,103,325    $733,031      $733,031

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

--------------------------------------------------------------------------------

                                     NOTE 4.
                           NOTES RECEIVABLE - OFFICERS
--------------------------------------------------------------------------------

On December 19, 1997, the Company loaned $150,000 to officers of the Company. These funds enabled the officers to purchase 100,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The notes are payable in one payment on or before December 19, 2002, and are collateralized by the purchased shares of Common Stock. Interest on the notes accrue at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                     NOTE 5.
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                              MARCH 31,
                                                         1999          1998
                                                       --------      --------
     Office furniture and equipment                    $258,840      $194,914
     Machinery and equipment                            233,996       227,953
     Leasehold improvements                              42,304        36,682
     Vehicles                                            36,054        13,632
                                                       --------      --------
                                                        571,194       473,181
     Accumulated depreciation                          (382,021)     (338,453)
                                                       --------      --------

                                                       $189,173      $134,728
                                                       ========      ========

--------------------------------------------------------------------------------

                                     NOTE 6.
                        PLEDGED ASSETS AND LINE OF CREDIT
--------------------------------------------------------------------------------

As of March 31, 1999, the Company had a $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed seventy-five percent (75%) of eligible accounts receivable and thirty percent (30%) of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank.

As of March 31, 1999 the Company had no outstanding borrowings on the line of credit and was in compliance with all of the covenants of the agreement.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                     NOTE 7.
                                 LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt consists of the following:                                 1998
                                                                          ----
8.25%  note  payable  to  M&I Thunderbird  Bank, due in
monthly installments of $3,440, including principal and
interest,   until  paid  in  full;   collateralized  by
accounts receivable, inventory, property and equipment,
and   intangibles.   In   connection   with  this  loan
agreement,  the Company has agreed to maintain  certain
financial  ratios and various  other  covenants.  As of
March 31,  1998,  the  Company was in  compliance  with
these financial ratios and other covenants                              $32,854

Capital lease obligations                                                   932
                                                                        -------
                                                                         33,786
Less:  current portion                                                  (33,786)
                                                                        -------
Long-term portion                                                       $     0
                                                                        =======

--------------------------------------------------------------------------------

                                     NOTE 8.
                           OPERATING LEASE COMMITMENTS
--------------------------------------------------------------------------------

The Company leases warehouse and office space in Tempe, Arizona, as well as certain equipment under non-cancelable operating lease agreements expiring at various times through March, 2001. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs. The lease on the Tempe, Arizona facility expires March, 2001.

The total minimum rental commitment due is as follows:

                         March 31,                     Amount
                         ---------                     ------

                           2000                       $332,709
                           2001                        333,058
                           2002                         27,801
                                                      --------

                                                      $693,568
                                                      ========

Rent expense under operating lease agreements for the years ended March 31, 1999 and 1998 was approximately $285,500 and $268,750, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                     NOTE 9.
                                  INCOME TAXES
--------------------------------------------------------------------------------

Deferred tax assets consist of the following components:

                                           March 31, 1999        March 31, 1998
                                           --------------        --------------
      Deferred tax assets:
         State loss carryforwards           $    72,000           $   175,000
         Federal loss carryforwards             338,000               725,000
                                            -----------           -----------

                                                410,000               900,000
         Less:  valuation allowance            (410,000)             (900,000)
                                            -----------           -----------
                                            $      -              $      -
                                            ===========           ===========

The Company's approximate net operating loss carryforwards and their respective expiration dates, are as follows:

                                       Amount             Expiration
                                      --------            ----------
            Federal                   $994,000               2011
            Arizona                   $794,000               2001


--------------------------------------------------------------------------------

                                    NOTE 10.
                              COMMON STOCK OPTIONS
--------------------------------------------------------------------------------

As of March 31, 1999 and 1998, 100,000 common stock options with an exercise price of $1.00 per share were held by the Company's President and Chief
Executive Officer, Chief Financial Officer, and Chairman of the Board, respectively. All of these stock options are presently exercisable. The option exercise price equals the fair market value of the underlying common stock on the issue date of August 19, 1996.

The Company granted a total of 8,400 Incentive Stock Options with an exercise price of $3.00 to certain of the Company's non-officer employees on March 31, 1999. The options will be fully vested on March 31, 2002, subject to continued employment, and they will expire on March 31, 2005. The option exercise price exceeds the fair market value of the underlying common stock on the effective date of grant.

The Company has agreed to register the shares issuable upon exercise of the above options by filing a registration statement on Form S-8 with the Securities and Exchange Commission.

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                    NOTE 11.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

For the years ended March 31, 1999 and 1998, the following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                             MARCH 31,
                                                     1999               1998
                                                  ----------         ----------

BASIC EPS

Net income                                        $1,050,816         $  839,530
                                                  ==========         ==========

Weighted average number of shares
   outstanding                                     1,473,880          1,473,950
                                                  ==========         ==========

Basic earnings per share                          $     0.71         $     0.57
                                                  ==========         ==========

DILUTED EPS

Net income                                        $1,050,816         $  839,530
                                                  ==========         ==========

Weighted average number of shares
   outstanding                                     1,473,880          1,473,950

Effect of dilutive securities:
   Stock options                                     223,472            181,812
                                                  ----------         ----------

Common stock including assumed
   conversions                                     1,697,352          1,655,762
                                                  ==========         ==========

Diluted earnings per share                        $     0.62         $     0.51
                                                  ==========         ==========

                           RECONDITIONED SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

                                    NOTE 12.
                             TERMINATED MERGER COSTS
--------------------------------------------------------------------------------

On November 16, 1998, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cort Investment Group, Inc., a Texas corporation d/b/a Contract Network ("CNI"), and RSI Acquisition Corp., an Arizona corporation and wholly-owned subsidiary of CNI ("Merger Corp.").

On February 4, 1999, CNI informed the Company that CNI believed the Company was in breach of certain of the representations and warranties set forth in the Merger Agreement, specifically Sections 3.11 ("Tax Returns, Taxes"), 3.7 ("RSI SEC Reports"), 3.8 ("Financial Statements and Records of RSI"), 3.9 ("Absence of Certain Changes") and 3.10 ("No Material Undisclosed Liabilities"). CNI asserted that the Company had not included certain elections in its 1995 income tax returns and therefore had not properly preserved its net operating loss carryforwards.

On February 15, 1999, the Company received formal notice of termination of the Merger Agreement from CNI pursuant to the provisions of Section 8.1(b) of the Merger Agreement based upon the Company allegedly being in breach of the representations and warranties noted above.

The Company engaged experts who filed with the Internal Revenue Service (IRS) for a private letter ruling to allow the Company to amend its 1995 income tax returns to include the omitted elections. On June 25, 1999, the IRS approved the Company's private letter ruling.

As of March 31, 1999, the Company had incurred $50,588 in expenses related to the terminated merger.

--------------------------------------------------------------------------------

                                    NOTE 13.
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On April 13, 1999, the Company purchased 72,000 shares of the Company's Common Stock on the open market for $2.375 per share. The Company intends to hold the shares in treasury.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

The information required by Items 9-11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held August 6, 1999. Such information to be included in the Proxy Statement is incorporated herein by reference. The Company expects to disseminate the Proxy Statement to stockholders on or about July 7, 1998.

         MATERIAL INCORPORATED HEREIN BY REFERENCE AND LOCATION IN PROXY STATEMENT FOR 1999 ANNUAL MEETING:

Item No.  Item Description                  Proxy Statement
--------  ----------------                  ---------------

9         Directors, Executive Officers,    Proposal One - Election of Directors
          Promoters, and Control Persons;
          Compliance with Section 16(a)
          of the Exchange Act
10        Executive Compensation            Proposal One - Election of Directors
11        Security Ownership of Certain     General Information - Security
          Beneficial Owners and Management  Ownership of Certain Principal
                                            Stockholders and Management


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company holds a $75,000 note receivable from Wayne R. Collignon, the Company's President and Chief Executive Officer and a $75,000 note receivable from Dirk D. Anderson, the Company's Chief Financial Officer. The funds provided by these notes were used by the officers to purchase 100,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The notes are payable in one payment on or before December 19, 2002, and are collateralized by the purchased shares of Common Stock. Interest on the notes accrued at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)  EXHIBITS
The following exhibits are filed herewith pursuant to Regulation S-B:

No.      Description                                                   Reference
---      -----------                                                   ---------
2.1      Definitive merger agreement between Cort Investment
         Group, Inc. and Reconditioned Systems, Inc.                       9
3.1      Articles of Incorporation of the Registrant, as
         amended and restated                                              3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.9     Options issued to Wayne R. Collignon                              4
*4.10    Options issued to Dirk D. Anderson                                4
*4.11    Amendment to Options issued to Wayne Collignon                    5
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.13    Options issued to Wayne R. Collignon                              5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
10.1     Lease Agreement, dated April 12, 1990 between Boston
         Safe Deposit and Trust Company, as Lessor, and Registrant
         as Lessee                                                         1
*10.21   Employment Agreement between the Registrant and Wayne R.
         Collignon                                                         3
*10.22   Employment Agreement between the Registrant and Dirk D.
         Anderson                                                          3
10.23    Third amendment to the Lease between the Registrant, as
         Lessee, and Newhew Associates, as Lessor                          3
10.24    Loan documents between the Registrant and Norwest Business
         Credit, Inc.                                                      3
*10.25   Amendment to Employment Agreement between Registrant and
         Wayne Collignon                                                   4
*10.26   Amendment to Employment Agreement between Registrant and
         Dirk Anderson                                                     4
10.27    Amendments to Loan document between Norwest Business Credit
         and Registrant                                                    4
10.28    Amendment to Loan document between Norwest Business Credit
         and Registrant                                                    5
10.29    Loan document between Registrant and M&I Thunderbird Bank         6
*10.30   Loan document between Registrant and Wayne R. Collignon           7
*10.31   Loan document between Registrant and Dirk D. Anderson             7
10.32    Loan document between M&I Thunderbird Bank and the Registrant     8
27       Financial Data Schedule                                          10

         (1)   Filed with Registration  Statement on Form S-18, No. 33-51980-LA, under  the  Securities  Act of 1933,  as  declared  effective  on
               December 17, 1992
         (2)   Filed with Form 10-KSB on July 13, 1995
         (3)   Filed with Form 10-KSB on July 2, 1996
         (4)   Filed with Form 10-QSB on November 14, 1996
         (5)   Filed with 10-KSB on June 26, 1997
         (6)   Filed with 10-QSB on November 14, 1997
         (7)   Filed with 10-QSB on February 10, 1998
         (8)   Filed with 10-QSB on August 14, 1998
         (9)   Filed with 10-QSB on November 13, 1998
         (10)  Filed herewith
         (*)   Indicates a compensatory plan or arrangement

(B)  REPORT ON FORM 8-K

On February 18, 1999, the Company filed a report on Form 8-K dated February 16, 1999 announcing the termination of the Company's proposed merger with Cort Investment Group, Inc. d/b/a Contract Network.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECONDITIONED SYSTEMS, INC.

BY:      /S/  Wayne R. Collignon
         -----------------------
         Wayne R. Collignon, President and Chief Executive Officer

DATE:    June 29, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

RECONDITIONED SYSTEMS, INC.

BY:      /S/  Wayne R. Collignon
         -----------------------
         Wayne R. Collignon, President and Chief Executive Officer (Principal Executive Officer) and Director

DATE:    June 29, 1999

BY:      /S/  Dirk D. Anderson
         -----------------------
         Dirk D. Anderson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

DATE:    June 29, 1999

BY:      /S/  Scott W. Ryan
         -----------------------
         Scott W. Ryan, Chairman of the Board of Directors

DATE:    June 29, 1999

BY:      /S/ Warren Palitz
         -----------------------
         Warren Palitz, Member of the Board of Directors

DATE:    June 29, 1999