Form 10QSB
period 1999-06-30
RECONDITIONED SYSTEMS INC
filed 1999-08-12
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                                  480-968-1772
                           --------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 4, 1999, the number of shares outstanding of the Registrant's common stock was 1,401,816.

Transitional Small Business Disclosure Format.  Yes [ ] No [X].

ITEM 1





                          PART 1 - FINANCIAL STATEMENTS


                           RECONDITIONED SYSTEMS, INC.


                         UNAUDITED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           1999         1998
                                                           ----         ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $1,279,252   $  695,781
   Accounts receivable - trade, net of allowance for
     doubtful accounts of $37,500 and 27,250,
     respectively                                        1,308,726    1,254,644
   Inventory                                               918,941      942,360
   Prepaid expenses and other current assets                80,210       44,170
                                                        ----------   ----------
           TOTAL CURRENT ASSETS                          3,587,129    2,936,955
                                                        ----------   ----------
PROPERTY AND EQUIPMENT, NET:                               199,102      136,522
                                                        ----------   ----------
OTHER ASSETS:
   Notes receivable - officers                             150,000      150,000
   Refundable deposits                                      13,036       13,930
   Other                                                    29,995       15,220
                                                        ----------   ----------
                                                           193,031      179,150
                                                        ----------   ----------
TOTAL ASSETS                                            $3,979,262   $3,252,627
                                                        ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                 $        0   $   23,160
   Accounts payable                                        455,568      436,973
   Customer deposits                                        30,016      136,195
   Accrued expenses and other current liabilities          224,748      198,198
                                                        ----------   ----------
           TOTAL CURRENT LIABILITIES                       710,332      794,526
                                                        ----------   ----------
STOCKHOLDERS' EQUITY:
   Common stock, no par value; 20,000,000 shares
     shares authorized                                  $4,586,982   $4,586,982
   Accumulated deficit                                  (1,146,802)  (2,125,127)
                                                        ----------   ----------
                                                         3,440,180    2,461,855
   Less: treasury stock, 72,000 and 134 shares
         respectively, at cost                            (171,250)      (3,754)
                                                        ----------   ----------
                                                         3,268,930    2,458,101
                                                        ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $3,979,262   $3,252,627
                                                        ==========   ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           1999         1998
                                                           ----         ----

Sales                                                   $2,297,796   $2,653,092

Cost of sales                                            1,717,015    2,028,782
                                                        ----------   ----------

Gross profit                                               580,781      624,310

Selling & administrative expenses                          423,139      392,884
                                                        ----------   ----------

Income from operations                                     157,642      231,426

Other income (expense):
   Interest income                                          16,168       10,441
   Interest expense                                              0         (639)
   Other                                                         0        1,319
                                                        ----------   ----------

                                                            16,168       11,121
                                                        ----------   ----------

Net income                                              $  173,810   $  242,547
                                                        ==========   ==========

Basic earnings per share (Notes 1 and 3)                $     0.12   $     0.16
                                                        ==========   ==========
Basic weighted average number
    of shares outstanding                                1,458,232    1,473,950
                                                        ==========   ==========
Diluted earnings per common
   and common equivalent share (Notes 1 and 3)          $     0.10   $     0.14
                                                        ==========   ==========
Diluted weighted average number
   of shares outstanding                                 1,668,463    1,691,411
                                                        ==========   ==========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED MARCH 31, 1999 AND THE THREE MONTH PERIOD
                              ENDED JUNE 30, 1999
                                   (UNAUDITED)

                           |      COMMON         COMMON         RETAINED
                           |      STOCK           STOCK         EARNINGS      TREASURY
                           |      SHARES         AMOUNT        (DEFICIT)         STOCK           TOTAL
-------------------------------------------------------------------------------------------------------
                           |
BALANCE AT MARCH 31, 1998  |   1,473,950     $4,586,982     $(2,367,674)     $  (3,754)     $2,215,554
                           |
RETIREMENT OF TREASURY     |
   SHARES                  |        (134)             -          (3,754)         3,754               -
                           |
NET INCOME                 |           -              -       1,050,816              -       1,050,816
                           |---------------------------------------------------------------------------
                           |
BALANCE AT MARCH 31, 1999  |   1,473,816     $4,586,982     $(1,320,612)     $       -      $3,266,370
                           |
PURCHASE OF TREASURY       |
   SHARES                  |     (72,000)             -               -       (171,250)       (171,250)
                           |
NET INCOME                 |                                    173,810                        173,810
                           |---------------------------------------------------------------------------
                           |
BALANCE AT JUNE 30, 1999   |   1,401,816     $4,586,982     $(1,146,802)     $(171,250)     $3,268,930
                           |===========================================================================


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           1999         1998
                                                           ----         ----

Cash and cash equivalents provided (used) by
operating activities                                    $  371,280   $  (14,501)

Cash and cash equivalents used by investing
activities
                                                           (24,103)     (13,017)

Cash and cash equivalents used by financing
activities
                                                          (171,250)      (9,732)
                                                        ----------   ----------

Increase (decrease) in cash and cash equivalents           175,927      (37,250)

Cash and cash equivalents at beginning of period         1,103,325      733,031
                                                        ----------   ----------

Cash and cash equivalents at end of period              $1,279,252   $  695,781
                                                        ==========   ==========

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

INTERIM FINANCIAL STATEMENTS:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three months ended June 30,1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1999.

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

--------------------------------------------------------------------------------

                                     NOTE 2.
                            REVOLVING LINE OF CREDIT

--------------------------------------------------------------------------------

Effective July 31, 1999, the Company renewed its $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under the terms of the agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed 75% of eligible accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. As of June 30, 1999, the Company had no outstanding borrowings against this line of credit.

                           RECONDITIONED SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     NOTE 3.
                               EARNINGS PER SHARE

--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                          1999          1998
                                                          ----          ----
BASIC EPS

Net Income                                              $  173,810   $  242,547
                                                        ==========   ==========

Weighted average number of shares outstanding            1,458,232    1,473,950

Basic earnings per share                                $     0.12   $     0.16
                                                        ==========   ==========

DILUTED EPS

Net Income                                                 173,810   $  242,547
                                                        ==========   ==========

Weighted average number of shares outstanding            1,458,232    1,473,950

Effect of dilutive securities:
  Stock options                                            210,231      217,461
                                                        ----------   ----------

Total common shares + assumed conversions                1,668,463    1,691,411
                                                        ==========   ==========

Per Share Amount                                        $     0.10   $     0.14
                                                        ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to successfully diversify its operations, the risk that the Company may not see increased sales and profitability, the risk that the Company may not be able to bring its computer systems into year 2000 compliance before January 1, 2000, and the risk that the stock market may not recognize the Company's positive financial results and potential for future prospects. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

Reconditioned Systems, Inc. (the "Company" or "RSI") reported net income for the three month period ended June 30, 1999 (hereinafter the "reporting period") of $173,810 as compared to $242,547 for the three month period ended June 30, 1998 (hereinafter the "comparable period"). This $68,737 or 28.3% decrease is primarily a result of decreased sales volume.

The Company reported sales for the reporting period of $2,297,796 as compared to $2,653,092 for the comparable period, resulting in a decrease of $355,296 or 13.4%. Wholesale sales totaled $1,315,844 for the reporting period, a decrease of $322,740 or 19.7% over the comparable period. This decrease was primarily due to increased pressure from "budget" newly manufactured product-lines. Retail sales in the Phoenix market remained relatively constant at $981,952 during the reporting period, a decrease of $32,556 or 3.2% over the comparable period.

The Company's gross profit margin for the reporting period was 25.2%, as compared to a gross profit margin of 23.5% for the comparable period. This 1.7% improvement was primarily attributable to the increased percentage of retail to wholesale sales. Retail sales comprised approximately 43% of total sales in the reporting period as compared to 38% of total sales in the comparable period.

The Company's selling and administrative expenses increased from 14.8% of sales in the comparable period to 18.4% for the reporting period. The 3.6% increase was primarily a result of fixed costs and lower sales volume. In addition, the Company increased marketing expenditures during the reporting period in an effort to bolster sales.

The Company's other income and expenses, which consists primarily of interest income and expense, improved by $5,047 from the comparable period to the reporting period. This improvement was primarily due to increased interest income generated from the Company's current cash reserves.

FORWARD LOOKING STATEMENTS

The Company is facing increasing competition with "budget" newly manufactured product-lines. These product-lines have had a significant impact on the Company wholesale sales. Management has responded to this competitive pressure by implementing a new pricing structure for the wholesale market. Beginning July 1, 1999, the Company's wholesale department began offering deeper discounts and implemented a new freight policy modeled after those offered by new furniture manufacturers. In addition, wholesale marketing efforts have been intensified in an attempt to expand our existing network of dealers. However, there can be no assurance that the new pricing structure and increased wholesale marketing efforts will enable the Company to compete successfully with the "budget" newly manufactured product-lines.

In an effort to counter the effects of deeper wholesale discounts on the Company's gross margin and pursue long-term growth, management has begun implementing a new retail marketing program. The primary focus of this program is to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office furniture dealership. The Company registered the trade name of Total Office Interiors with the State of Arizona and is scheduled to begin doing retail business under this new trade name on or about October 1, 1999. Along with the new trade name, the Company has contracted to build a new retail sales showroom and remodel the office space within its existing Tempe facility. This space will be used to display and market the Company's refurbished systems furniture, as well as an expanded new product-line, including files, chairs, desks and newly manufactured systems furniture. Management believes this name change and expanded product line will help potential customers to identify the Company's line of business and position the Company as a source for all office furniture needs. However, the full service office furniture market is highly competitive, and there can be no assurance that the new retail marketing program will lead to improved margins or long-term growth.

Effective July 1, 1999, the Company promoted one of its sales representatives to sales manager to lead the Company's sales force and assist in the creation and development of the Company's new marketing program. The Company also plans to increase its retail sales staff from six to nine over the next 12 - 18 months.

Management hopes to use the knowledge gained from this new marketing program in the development of other satellite offices as opportunities become available.

INCOME TAXES

During the periods ended June 30, 1999 and 1998, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result the Company incurred no income tax expense during these periods.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 1999, the Company's cash and cash equivalents totaled $1,279,252. In addition, the Company's net worth and working capital totaled $3,268,930 and $2,876,797, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

The Company reported cash flows from operations of $371,280 during the reporting period. This was primarily a result of operating income and increased collections of accounts receivable. The Company used approximately $24,000 of these funds for investment activities primarily for the purchase of a delivery truck, production machinery and fixed asset additions related to the Year 2000 compliance program, and it used $171,125 to finance the purchase of treasury shares. The remaining funds were added to the Company's cash reserves.

Cash provided by operations in the near future should closely follow operating income, net of expenditures related to the Company's Year 2000 compliance program and funds used for retail sales office development and potential acquisitions. Management believes current cash reserves and cash flows from operations will be adequate to fund all of these programs without the need for outside financing. In addition, the Company has $1,000,000 available on its line of credit with M&I Thunderbird Bank.

YEAR 2000 COMPLIANCE

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results when the year 2000 begins.

RSI has implemented a program to assess and monitor the progress of its material customers, suppliers and other significant third parties in resolving Year 2000 compliance issues. Questionnaires have been sent to all significant third parties to evaluate their Year 2000 readiness. In addition, all new suppliers and customers will be required to complete the questionnaires. The initial evaluation is completed; however, new third parties will be evaluated as needed. All material third parties with potential unresolved Year 2000 compliance issues which become evident through this assessment program will be monitored on an individual basis depending on the significance of the relationship to RSI and the severity of the unresolved issues. Based upon the evaluations completed to date, there are no material third parties with significant unresolved Year 2000 compliance issues at this time.

The Company has evaluated its existing systems, including information technology and non-information technology systems, for Year 2000 compliance. Following this evaluation, the Company believes all of its non-information technology systems are in compliance at this time.

The Company's computer hardware and accounting software are not Year 2000 compliant. The Company has developed the following plan to bring these systems into compliance:

The Company has begun to replace its existing  computer  hardware  with new Year
2000 compliant equipment. The total replacement cost is estimated at approximately $40,000 and is scheduled for completion by August 31, 1999. In addition, the existing accounting software program will be replaced with a new accounting/manufacturing software program. The estimated cost of this program, including implementation and training, is estimated to be approximately $70,000. Implementation began May 13, 1999 and is scheduled for completion on September 30, 1999. The cost of the hardware and software replacement will be funded from current cash reserves and is not expected to have a material effect on the Company's operating results. These capital expenditures will bring the Company into Year 2000 compliance and are expected to improve administrative efficiency. As of June 30, 1999, the total capital expenditures related to the Year 2000 project were approximately $62,000.

If there are difficulties implementing the plan described above, the Company intends to upgrade its current software programs to bring them into Year 2000 compliance. The estimated cost of the software upgrade is approximately $500. The Company would replace all non-compliant hardware as described above. The costs of both the software and hardware upgrades and replacements would be funded from current cash reserves. This is not expected to have a material effect on the Company's operations and the additions could easily be completed within 30 days. These upgrades would bring the Company's computer systems into Year 2000 compliance.

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

The Company's reconditioning and sale of workstations in not dependent upon computer operations. Accordingly, management does not believe there is a risk of interruption in its supply of workstations to its customers or lost revenues with any potential Year 2000 compliance issues. Further, management does not believe that the Company faces any potential liability to third parties for breach of contract or other harm if its systems are not Year 2000 compliant.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                          Reference
---               -----------                                          ---------

3.1      Articles of Incorporation of the Registrant, as
         amended and restated                                              3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.9     Options issued to Wayne R. Collignon                              4
*4.10    Options issued to Dirk D. Anderson                                4
*4.11    Amendment to Options issued to Wayne Collignon                    5
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.13    Options issued to Wayne R. Collignon                              5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
10.1     Lease Agreement, dated April 12, 1990 between Boston
         Safe Deposit and Trust Company, as Lessor, and Registrant
         as Lessee                                                         1
10.33    Loan document between M&I Thunderbird Bank and the Registrant     6

         (1)   Filed with Registration Statement on Form S-18,
               No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
         (2)   Filed with Form 10-KSB on July 13, 1995
         (3)   Filed with Form 10-KSB on July 2, 1996
         (4)   Filed with Form 10-QSB on November 14, 1996
         (5)   Filed with 10-KSB on June 26, 1997
         (6)   Filed herein

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:    August 11, 1999                 /s/ Wayne R. Collignon
                                         --------------------------------------
                                         Wayne R. Collignon, President and CEO


Date:    August 11, 1999                 /s/ Dirk D. Anderson
                                         --------------------------------------
                                         Dirk D. Anderson, CFO