Form 10QSB
period 1999-09-30
RECONDITIONED SYSTEMS INC
filed 1999-11-15
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 9, 1999, the number of shares outstanding of the Registrant's common stock was 1,348,031.

Transitional Small Business Disclosure Format.  Yes [ ] No [X].

ITEM 1





                          PART 1 - FINANCIAL STATEMENTS


                           RECONDITIONED SYSTEMS, INC.


                         UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 1999 and 1998
                                   (Unaudited)

                                                        1999            1998
                                                        ----            ----
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,523,570     $   836,411
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $35,000 and
    $27,250, respectively                             1,391,598       1,426,217
  Inventory                                             857,161         793,735
  Prepaid expenses and other current assets              79,620          57,065
                                                    -----------     -----------
          TOTAL CURRENT ASSETS                        3,851,949       3,113,428
                                                    -----------     -----------
PROPERTY AND EQUIPMENT, NET:                            220,661         152,945
                                                    -----------     -----------
OTHER ASSETS:
  Notes receivable - officers                            75,000         150,000
  Refundable deposits                                    13,036          13,930
  Other                                                  37,190          24,661
                                                    -----------     -----------
                                                        125,226         188,591
                                                    -----------     -----------
          TOTAL ASSETS                              $ 4,197,836     $ 3,454,964
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt              $         0     $    13,248
  Accounts payable                                      425,516         422,477
  Customer deposits                                     103,411          38,356
  Accrued severance charges                             292,984               0
  Accrued expenses and other current liabilities        332,193         276,552
                                                    -----------     -----------
          Total current liabilities                   1,154,104         750,633
                                                    -----------     -----------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 20,000,000 shares
    shares authorized                               $ 4,587,586     $ 4,586,982
  Accumulated deficit                                (1,224,532)     (1,882,651)
                                                    -----------     -----------
                                                      3,363,054       2,704,331
  Less: treasury stock, 125,785 and 0 shares
        respectively, at cost                          (319,322)              0
                                                    -----------     -----------
                                                      3,043,732       2,704,331
                                                    -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 4,197,836     $ 3,454,964
                                                    ===========     ===========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Six Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                         September 30,                  September 30,
                                                ---------------------------     --------------------------
                                                     1999           1998            1999           1998
                                                     ----           ----            ----           ----
Sales                                           $ 2,458,090     $ 3,121,374     $ 4,755,886    $ 5,774,466

Cost of sales                                     1,834,247       2,451,134       3,551,262      4,479,916
                                                -----------     -----------     -----------    -----------

Gross profit                                        623,843         670,240       1,204,624      1,294,550

Selling & administrative expenses                   427,823         435,879         850,962        828,763
Severance charge (Note 3)                           292,984               0         292,984              0
                                                -----------     -----------     -----------    -----------

Income (Loss) from operations                       (96,964)        234,361          60,678        465,787

Other income (expense):
  Interest income                                    19,078          11,153          35,246         21,594
  Interest expense                                        0            (408)              0         (1,047)
  Other                                                 156           1,124             156          2,443
                                                -----------     -----------     -----------    -----------

Net income (loss)                               $   (77,730)    $   246,230     $    96,080    $   488,777
                                                ===========     ===========     ===========    ===========
Basic earnings (loss) per share (Notes 1
 and 2)                                         $     (0.06)    $      0.17     $      0.07    $      0.33
                                                ===========     ===========     ===========    ===========
Basic weighted average number
  of shares outstanding                           1,399,441       1,473,950       1,428,837      1,473,950
                                                ===========     ===========     ===========    ===========
Diluted earnings (loss) per common
  and common equivalent share
  (Notes 1 and 2)                               $     (0.06)    $      0.14     $      0.06    $      0.29
                                                ===========     ===========     ===========    ===========
Diluted weighted average number
         of shares outstanding                    1,399,441       1,700,481       1,632,524      1,696,210
                                                ===========     ===========     ===========    ===========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Year Ended March 31, 1999 and the Six Month Period Ended
                               September 30, 1999
                                   (Unaudited)

                           |      COMMON        COMMON
                           |       STOCK         STOCK        COMMON        RETAINED
                           |      SHARES        SHARES         STOCK        EARNINGS       TREASURY
                           |      ISSUED   OUTSTANDING        AMOUNT       (DEFICIT)          STOCK          TOTAL
------------------------------------------------------------------------------------------------------------------
                           |
BALANCE AT                 |
MARCH 31, 1998             |   1,473,950     1,473,950    $4,586,982    $(2,367,674)    $   (3,754)    $2,215,554
                           |
RETIREMENT OF              |
TREASURY SHARES            |        (134)         (134)           --         (3,754)         3,754             --
                           |
NET INCOME                 |          --            --            --      1,050,816             --      1,050,816
                           |--------------------------------------------------------------------------------------
                           |
BALANCE AT                 |
MARCH 31, 1999             |   1,473,816     1,473,816    $4,586,982    $(1,320,612)     $      --     $3,266,370
                           |
PURCHASE OF                |
TREASURY SHARES            |          --      (127,000)           --             --       (322,212)      (322,212)
                           |
TRANSFER OF                |
SHARES TO ESOP             |
PLAN                       |          --         1,215           604             --          2,890          3,494
                           |
NET INCOME                 |          --            --            --         96,080             --         96,080
                           |--------------------------------------------------------------------------------------
                           |
BALANCE AT                 |
SEPTEMBER 30, 1999         |   1,473,816     1,348,031    $4,587,586    $(1,224,532)     $(319,322)    $3,043,732
                           |======================================================================================


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                        September 30,                  September 30,
                                               ---------------------------     --------------------------
                                                    1999           1998            1999           1998
                                                    ----           ----            ----           ----
Cash and cash equivalents provided by
operating activities                           $   294,171     $   183,102     $   665,451     $   168,601

Cash and cash equivalents used by investing
activities                                         (39,885)        (32,560)        (63,988)        (45,577)

Cash and cash equivalents used by financing
activities                                          (9,968)         (9,912)       (181,218)        (19,644)
                                               -----------     -----------     -----------     -----------

Increase in cash and cash equivalents              244,318         140,630         420,245         103,380

Cash and cash equivalents at beginning of
period                                           1,279,252         695,781       1,103,325         733,031
                                               -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period     $ 1,523,570     $   836,411     $ 1,523,570     $   836,411
                                               ===========     ===========     ===========     ===========



Non-cash Investing and Financing Activities:

During the quarter ended September 30, 1999, the Company recognized investing and financing activities that affected its assets, liabilities and stockholders' equity, but did not result in cash receipts or payments.
These non-cash activities are as follows:

     The Company relieved a note receivable and accrued interest totaling $80,484 as part of a severance agreement with its former President and CEO (see Note 3).

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

INTERIM FINANCIAL STATEMENTS:

          The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1999.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

          Basic earnings (loss) per share include no dilution and are computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period.

          Diluted earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Diluted loss per common and common equivalent share for the three month period ended September 30, 1999 is not presented as it is antidilutive.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     NOTE 2.
                            EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

                                                       Three Months Ended              Six Months Ended
                                                          September 30,                  September 30,
                                                 ---------------------------     --------------------------
                                                      1999           1998            1999           1998
                                                      ----           ----            ----           ----
BASIC EPS

Net Income (Loss)                                $   (77,730)    $   246,230    $    96,080    $   488,777
                                                 ===========     ===========    ===========    ===========
Weighted average number of shares outstanding      1,399,441       1,473,950      1,428,837      1,473,950

Basic earnings (loss) per share                  $     (0.06)    $      0.17    $      0.07    $      0.33
                                                 ===========     ===========    ===========    ===========

DILUTED EPS

Net Income (Loss)                                $   (77,730)    $   246,230    $    96,080    $   488,777
                                                 ===========     ===========    ===========    ===========
Weighted average number of shares outstanding      1,399,441       1,473,950      1,428,837      1,473,950

Effect of dilutive securities:
  Stock options                                            0         226,531        203,687        222,260
                                                 -----------     -----------    -----------    -----------
Total common shares + assumed conversions          1,399,441       1,700,481      1,632,524      1,696,210
                                                 ===========     ===========    ===========    ===========
Per Share Amount                                 $     (0.06)    $      0.14    $      0.06    $      0.29
                                                 ===========     ===========    ===========    ===========


--------------------------------------------------------------------------------
                                     NOTE 3.
                                SEVERANCE CHARGES
--------------------------------------------------------------------------------

Effective September 30, 1999, the Board of Directors entered into a Severance Agreement with and accepted the resignation of Wayne R. Collignon, the Company's President and Chief Executive Officer (CEO). Under the terms of this agreement, the Company agreed to pay Mr. Collignon $430,484 in exchange for 50,000 shares of the Company's Common Stock and options to purchase 100,000 shares of the Company's Common Stock held by Mr. Collignon. The agreement is payable in one installment of $260,000 due November 10, 1999, a final payment of $90,000 due on January 3, 2000 and through the relief of a note and interest receivable owed by Mr. Collignon to the Company. In addition, Mr. Collignon has the option to remain a consultant to the Company through January 3, 2000 for which he will be paid $3,846.15 bi-weekly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk of increased competition from "budget" newly manufactured product-lines, the risk that the Company may not be able to successfully diversify its operations, the risk that the Company may not see increased sales and profitability, and the risk that the stock market may not recognize the Company's positive financial results and potential for future prospects. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

SALES REVENUE
Sales for the three month period ended September 30, 1999 (hereinafter the "reporting quarter") were $2,458,090, a decrease of $663,284 or 21.3% over the three month period ended September 30, 1998 (hereinafter the "comparable quarter"). Sales for the six months ended September 30, 1999 (hereinafter the "reporting period") totaled $4,755,886, down $1,018,580 or 17.6% over the six month period ended September 30, 1998 (hereinafter the "comparable period"). These decreases were primarily due to lower wholesale sales.

Wholesale sales for the reporting quarter were down $526,397 or 26% over the comparable quarter and down $849,137 or 23.2% for the reporting period in contrast to the comparable period. Management has responded to these lower sales by implementing a new wholesale pricing structure designed to increase the Company's competitive position against the new "budget" newly manufactured product-lines. Initial response to this new pricing structure has been positive.

Sales within the Phoenix retail market during the reporting quarter decreased 12.5% or $136,887 over the comparable quarter. The Company experienced an 8% decrease in retail sales for the reporting period as compared to the comparable period. These decreases were primarily due to fewer sales personnel in the reporting period versus during the comparable period. In addition, demolition and remodeling of the Company's retail showroom during the reporting quarter presented certain challenges to the retail sales staff and may have had a slight impact on retail sales.

GROSS MARGIN
The Company's gross profit margin for the reporting quarter was 25.4%, as compared to 21.5% for the comparable quarter, a 3.9% improvement. The gross margin for the reporting period was 25.3% versus 22.4% in the comparable period, a 2.9% improvement. These improvements were primarily attributable to an increased percentage of retail versus wholesale sales and lower product costs. Retail sales comprised 39% of total sales during the reporting quarter and 41% during the reporting period, up 4% from the comparable quarter and comparable period, respectively. As retail margins are typically higher than those charged on wholesale sales, this change in the retail/wholesale mix accounts for a portion of the improved margins. In addition, increased supply of used Haworth product available on the aftermarket has driven the Company's product costs down, further improving gross margins.

OPERATING EXPENSES
The Company's selling and administrative expenses increased from 14% of sales in the comparable quarter to 17.4% for the reporting quarter and from 14.35% in the comparable period to 17.9% for the reporting period. These increases are primarily a result of fixed costs and lower sales volume, and the development of the Company's new retail sales program.

Beginning July 1, 1999, the Company instituted its new retail sales expansion program. The Company hired a sales manager, added additional sales personnel and began tenant improvements to its existing facility which included remodeling and expansion of the Company's showroom and office space. Following the completion of the showroom in October, 1999, the retail unit began doing business under the new name of "Total Office Interiors." The new retail showroom features the Company's remanufactured Haworth workstations, as well as an expanded product-line, including new workstations manufactured by Teknion and a complete line of new chairs, desks, filing and other case products. Management believes the new d.b.a. will attract a larger group of consumers and position the Company as a complete office furniture dealer.

SEVERANCE CHARGES
Effective September 30, 1999, the Board of Directors entered into a Severance Agreement with and accepted the resignation of Wayne R. Collignon, the Company's President and Chief Executive Officer (CEO). Under the terms of this agreement, the Company agreed to pay Mr. Collignon $430,484 in exchange for all of the Company's Common Stock and options held by Mr. Collignon. The agreement is payable in one installment of $260,000 due November 10, 1999, a final payment of $90,000 due on January 3, 2000 and through the relief of a note and interest receivable owed by Mr. Collignon to the Company. In addition, Mr. Collignon has the option to remain a consultant to the Company through January 3, 2000 for which he will be paid $3,846.15 bi-weekly.

Scott W. Ryan, Chairman of the Board, assumed the role of Chief Executive Officer and Dirk D. Anderson, Chief Financial Officer, was also named Chief
Operating Officer. While Mr. Collignon was instrumental in effecting the turn-around of the Company, his resignation is not expected to have a material negative impact on the current business operations of the Company.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consist primarily of interest income and expense, improved by $7,365 from the comparable quarter to the reporting quarter and by $12,412 from the comparable period to the reporting period. These improvements were primarily attributable to increased interest income generated from the Company's current cash reserves.

FORWARD LOOKING STATEMENTS
The Company continues to face increasing competition with "budget" newly manufactured product-lines. These product-lines have had a significant impact on the Company's wholesale sales. Management has responded to this competitive pressure by implementing a new pricing structure for the wholesale market. Beginning July 1, 1999, the Company's wholesale department began offering deeper discounts and implemented a new freight policy modeled after those offered by new furniture manufacturers. In addition, wholesale marketing efforts have been intensified in an attempt to maintain and strengthen our existing network of dealers. However, there can be no assurance that the new pricing structure and increased wholesale marketing efforts will enable the Company to compete successfully with the "budget" newly manufactured product-lines on a wholesale level.

While lower product costs have partially offset the negative effects of the deeper wholesale discounts on the Company's gross margins, management intends to focus its efforts on developing and pursuing long-term growth in the retail market. The Company began implementing a new retail marketing program during the reporting period. The primary focus of this program is to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office furniture dealership. The Company began doing business under the new trade name of "Total Office Interiors" in October, 1999. Along with the new trade name, the Company's new retail sales showroom and remodeled office space within its existing Tempe facility were completed during October, 1999. In addition to showcasing and marketing the Company's remanufactured  systems  furniture,  the space now  features the  Company's  new expanded product-line, including files, chairs, desks and newly manufactured systems furniture. Management believes this name change and expanded product-line will broaden the Company's customer-base and position the Company as a source for all office furniture needs.

Effective July 1, 1999, the Company promoted one of its sales representatives to sales manager to lead the Company's sales force and assist in the creation and development of the Company's new marketing program. The Company plans to increase its retail sales staff from six to nine over the next 12 - 18 months and intends to use the Tempe retail operation as a prototype for developing other retail sales offices throughout the Western region of the United States. In addition, management is currently conducting test marketing in the Las Vegas, Nevada area in hopes of possible expansion into that market.

INCOME TAXES
During the periods ended September 30, 1999 and 1998, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result, the Company incurred no income tax expense during these periods.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 1999, the Company's cash and cash equivalents totaled $1,523,570. In addition, the Company's net worth and working capital totaled $3,043,732 and $2,697,845, respectively. The Company has no long-term debt.

The Company reported cash flows from operations of $665,451 during the reporting period. This was primarily a result of operating income and increased collections of accounts receivable. The Company used approximately $64,000 of these funds for investment activities primarily for the purchase of a delivery truck, production machinery and fixed asset additions related to the Year 2000 compliance program, and it used approximately $181,000 to finance the purchase of treasury shares. The remaining funds were added to the Company's cash reserves.

Management believes current cash reserves and cash flows from operations will be adequate to fund all projected expenditures without the need for outside financing. In addition, the Company has $1,000,000 available on its line of credit with M&I Thunderbird Bank.

YEAR 2000 COMPLIANCE
The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results when the year 2000 begins.

The Company implemented a program to assess and monitor the progress of its material customers, suppliers and other material third parties in resolving Year 2000 compliance issues. Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the Year 2000 readiness of material third parties, the Year 2000 compliance of third parties is substantially beyond the Company's knowledge and control. While the Company does not anticipate any negative impact associated with the Year 2000 readiness of material third parties, there can be no assurances that the Company will not be adversely affected by the failure of a third party to adequately address Year 2000 compliance.

The Company has evaluated its existing systems, including information technology and non-information technology systems, for Year 2000 compliance and has taken certain corrective actions. At this time, the Company believes all of its computer hardware, software, telephone and manufacturing equipment are in Year 2000 compliance.

The Company replaced its previous computer hardware with new Year 2000 compliant equipment. The replacement cost totaled approximately $35,000. The Company's existing accounting software program has been upgraded to bring it into Year 2000 compliance. In addition, the existing accounting software program will be replaced with a new accounting/manufacturing software program. The anticipated cost of this program, including implementation and training, is estimated to be approximately $75,000. Implementation began May 13, 1999 and is scheduled for completion on November 30, 1999. These capital expenditures are expected to improve administrative efficiency. As of September 30, 1999, the total capital expenditures related to the Year 2000 project, including both hardware and software, were approximately $90,000. All remaining costs associated with this project will be funded from current cash reserves and are not expected to have a material effect on the Company's operating results.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's Annual Meeting was held on August 6, 1999. Shareholders voted on the appointment of the Company's auditors, election of the Company's Board of Directors and the adoption of the Reconditioned Systems, Inc. 1999 Employee Stock Purchase Plan.

                           Shares
Proposal                   Eligible     Voted For    Voted Against    Abstentions    Broker Non-Votes
--------                   --------     ---------    -------------    -----------    ----------------
1 - Election of
    directors:

    Wayne Collignon        1,401,816    1,051,712                0         23,710                   0
    Dirk Anderson          1,401,816    1,054,054                0         21,368                   0
    Scott Ryan             1,401,816    1,074,422                0          1,000                   0
    Warren Palitz          1,401,816    1,069,603                0          5,819                   0

2 - Ratification of
    Employee Stock
    Purchase Plan          1,401,816      574,304           12,030            200             488,888

3 - Appointment of
    auditors               1,401,816    1,074,422                0              0                   0


ITEM  5. OTHER INFORMATION
None.

Item 6.  Exhibits and Reports on Form 8-K
(a) The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                          Reference
---               -----------                                          ---------
3.1      Articles of Incorporation of the Registrant,
         as amended and restated                                           3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.9     Options issued to Wayne R. Collignon                              4
*4.10    Options issued to Dirk D. Anderson                                4
*4.11    Amendment to Options issued to Wayne Collignon                    5
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.13    Options issued to Wayne R. Collignon                              5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
10.1     Lease Agreement, dated April 12, 1990 between Boston
         Safe Deposit and Trust Company, as Lessor, and Registrant
         as Lessee                                                         1
10.33    Loan document between M&I Thunderbird Bank and the Registrant     6
*10.34   Severance Agreement between Wayne R. Collignon and Registrant     7

          (1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
          (2)  Filed with Form  10-KSB on July 13, 1995
          (3)  Filed with Form 10-KSB on July 2, 1996
          (4)  Filed with Form 10-QSB on November 14, 1996
          (5)  Filed with 10-KSB on September 26, 1997
          (6)  Filed with 10-QSB on August 11, 1999
          (7)  Filed herein
          (*)  Indicates a compensatory plan or arrangement


(b) Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:    November 15, 1999             /s/ Scott W. Ryan
                                       -----------------------------------------
                                       Scott W. Ryan, Chief Executive Officer


Date:    November 15, 1999             /s/ Dirk D. Anderson
                                       -----------------------------------------
                                       Dirk D. Anderson, Chief Financial Officer