Form 10QSB
period 1999-12-31
RECONDITIONED SYSTEMS INC
filed 2000-02-14
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 10, 2000, the number of shares outstanding of the Registrant's common stock was 1,323,594.

Transitional Small Business Disclosure Format.  Yes [ ] No [X].

ITEM 1










                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                December 31, 1999

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                                   (Unaudited)

                                                        1999            1998
                                                        ----            ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $  756,455     $1,091,614
   Accounts receivable - trade, net of allowance
     for doubtful accounts of approximately
     $32,000 and 31,000, respectively                  2,256,085      1,225,790
   Inventory                                           1,038,446        922,247
   Prepaid expenses and other current assets             280,897         97,568
                                                      ----------     ----------

      TOTAL CURRENT ASSETS                             4,331,883      3,337,219
                                                      ----------     ----------

PROPERTY AND EQUIPMENT, NET:                             270,357        144,390
                                                      ----------     ----------
OTHER ASSETS:
   Notes receivable - officer                             75,000        150,000
   Other                                                  53,382         38,896
                                                      ----------     ----------

                                                         128,382        188,896
                                                      ----------     ----------

TOTAL ASSETS                                          $4,730,622     $3,670,505
                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt               $        0     $    3,134
   Accounts payable                                      933,478        448,762
   Customer deposits                                      33,285         20,888
   Accrued severance charges (Note 3)                     90,000              0
   Accrued expenses and other current liabilities        324,198        215,780
                                                      ----------     ----------

      TOTAL CURRENT LIABILITIES                        1,380,961        688,564
                                                      ----------     ----------
STOCKHOLDERS' EQUITY:
   Common stock, no par value; 20,000,000 shares
      shares authorized                               $4,587,580     $4,586,982
   Accumulated deficit                                  (875,814)    (1,605,041)
                                                      ----------     ----------

                                                       3,711,766      2,981,941
   Less: treasury stock, 147,348 and 0 shares
         respectively, at cost                          (362,105)             0
                                                      ----------     ----------

                                                       3,349,661      2,981,941
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,730,622     $3,670,505
                                                      ==========     ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                              1999            1998           1999           1998
                                              ----            ----           ----           ----
Sales                                      $3,066,267      $2,543,315     $7,822,153    $8,317,781

Cost of sales                               2,207,686       1,919,714      5,758,948     6,399,630
                                           ----------      ----------     ----------    ----------

Gross profit                                  858,581         623,601      2,063,205     1,918,151

Selling & administrative expenses             525,604         360,661      1,376,566     1,189,424
Severance charge                                    0               0        292,984             0
                                           ----------      ----------     ----------    ----------

Income from operations                        332,977         262,940        393,655       728,727

Other income (expense):
   Interest income                             15,115          13,852         50,361        35,446
   Interest expense                                 0            (205)             0        (1,252)
   Other                                          625           1,023            782         3,466
                                           ----------      ----------     ----------    ----------

Net income                                 $  348,717      $  277,610     $  444,798    $  766,387
                                           ==========      ==========     ==========    ==========

Basic earnings per share (Notes 1 and 3)   $     0.26      $     0.19     $     0.32    $     0.52
                                           ==========      ==========     ==========    ==========

Basic weighted average number
   of shares outstanding                    1,340,765       1,473,950      1,383,478     1,473,950
                                           ==========      ==========     ==========    ==========
Diluted earnings per common
   and common equivalent share
   (Notes 1 and 3)                         $     0.24      $     0.16     $     0.29    $     0.45
                                           ==========      ==========     ==========    ==========
Diluted weighted average number
   of shares outstanding                    1,456,567       1,702,691      1,557,870     1,698,491
                                           ==========      ==========     ==========    ==========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Year Ended March 31, 1999 and the Nine Month Period Ended
                                December 31, 1999
                                   (Unaudited)

                           |       COMMON         COMMON        RETAINED
                           |        STOCK          STOCK        EARNINGS       TREASURY
                           |       SHARES         AMOUNT       (DEFICIT)          STOCK          TOTAL
------------------------------------------------------------------------------------------------------
BALANCE AT                 |
MARCH 31, 1998             |   1,473,950      $4,586,982    $(2,367,674)    $   (3,754)    $2,215,554
                           |
RETIREMENT OF              |
TREASURY SHARES            |        (134)             --         (3,754)         3,754             --
                           |
NET INCOME                 |          --              --      1,050,816             --      1,050,816
                           |--------------------------------------------------------------------------
                           |
BALANCE AT                 |
MARCH 31, 1999             |   1,473,816      $4,586,982    $(1,320,612)     $      --     $3,266,370
                           |
PURCHASE OF                |
TREASURY SHARES            |    (150,000)             --             --       (368,412)      (368,412)
                           |
TRANSFER OF                |
SHARES TO ESOP             |
PLAN                       |       2,652             598             --          6,307          6,905
                           |
NET INCOME                 |          --              --        444,798             --        444,798
                           |--------------------------------------------------------------------------
                           |
BALANCE AT                 |
DECEMBER 31, 1999          |   1,326,468      $4,587,580    $  (875,814)     $(362,105)    $3,349,661
                           |==========================================================================


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        DECEMBER 31,                   DECEMBER 31,
                                               ---------------------------     --------------------------
                                                    1999           1998            1999           1998
                                                    ----           ----            ----           ----
Cash and cash equivalents provided/(used) by
operating activities                           $  (597,596)    $   270,085     $    67,855     $   438,686

Cash and cash equivalents used by investing
activities                                         (69,714)         (3,874)       (133,702)        (49,451)

Cash and cash equivalents used by financing
activities                                         (99,805)        (11,008)       (281,023)        (30,652)
                                               -----------     -----------     -----------     -----------

Increase/(Decrease) in cash and cash
equivalents                                       (767,115)        255,203        (346,870)        358,583

Cash and cash equivalents at beginning of
period                                           1,523,570         836,411       1,103,325         733,031
                                               -----------     -----------     -----------     -----------

Cash and cash equivalents at end of period     $   756,455     $ 1,091,614     $   756,455     $ 1,091,614
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

INTERIM FINANCIAL STATEMENTS:

     The  unaudited  interim  financial   statements   include  all  adjustments
     (consisting of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2000. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 1999.

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     NOTE 2.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                 ---------------------------     --------------------------
                                                     1999            1998            1999           1998
                                                     ----            ----            ----           ----
BASIC EPS

Net Income                                       $  348,717      $  277,610      $  444,797     $  766,387
                                                 ==========      ==========      ==========     ==========

Weighted average number of shares outstanding     1,340,765       1,473,950       1,383,478      1,473,950

Basic earnings per share                         $     0.26      $     0.19      $     0.32     $     0.52
                                                 ==========      ==========      ==========     ==========

DILUTED EPS

Net Income                                       $  348,717      $  277,610      $  444,797     $  766,387
                                                 ==========      ==========      ==========     ==========

Weighted average number of shares outstanding     1,340,765       1,473,950       1,383,478      1,473,950

Effect of dilutive securities:
  Stock options                                     115,802         228,741         174,392        224,541
                                                 ----------      ----------      ----------     ----------

Total common shares + assumed conversions         1,456,567       1,702,691       1,557,870      1,698,491
                                                 ==========      ==========      ==========     ==========

Per Share Amount                                 $     0.24      $     0.16      $     0.29     $     0.45
                                                 ==========      ==========      ==========     ==========

--------------------------------------------------------------------------------
                                     NOTE 3.
                                SEVERANCE CHARGES
--------------------------------------------------------------------------------

Effective September 30, 1999, the Board of Directors entered into a Severance Agreement with and accepted the resignation of Wayne R. Collignon, the Company's President and Chief Executive Officer (CEO). Under the terms of this agreement, the Company agreed to pay Mr. Collignon $430,484 in exchange for 50,000 shares of the Company's Common Stock and options to purchase 100,000 shares of the Company's Common Stock held by Mr. Collignon. The agreement is payable in one installment of $260,000 paid on November 10, 1999, through the relief of a note and interest receivable owed by Mr. Collignon to the Company, and a final payment of $90,000 which is currently in dispute.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to successfully diversify its operations, the risk that the Company may not see increased sales and profitability, and the risk that the stock market may not recognize the Company's financial results and potential for future prospects. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

SALES REVENUE
The Company reported sales revenue of $3,066,267 for the quarter ended December 31, 1999 (hereinafter the reporting quarter) as compared to $2,543,315 for the quarter ended December 31, 1998 (hereinafter the comparable quarter), an increase of $522,952 or 20.6%. This increase was due to improved retail sales. Sales revenues for the nine month period ended December 31, 1999 (hereinafter the reporting period) totaled $7,822,153, down 6% over the nine month period ended December 31, 1998 (hereinafter the comparable period). This decrease was primarily attributed to lower wholesale sales.

Retail sales totaled $1,719,398 during the reporting quarter, up 74.9% over the comparable quarter. Retail sales for the reporting period totaled $3,663,813, an increase of 18.3% over the comparable period. Management believes these increases are a result of the Company's focus during the current fiscal year on building a stronger retail business operating as "Total Office Interiors." This was achieved through the addition of the Company's new sales manager in July 1999, increased commitment to improving customer service and sales support, the continued development of qualified sales personnel and improvements to the Company's retail showroom facilities. These efforts have begun to pay off through increased sales, particularly repeat and referral business.

Wholesale sales totaled $1,346,869 for the reporting quarter and $4,158,340 for the reporting period, down 13.7% and 20.4% over the comparable quarter and comparable period, respectively. These decreases were primarily due to increased competitive pressures from new "bargain" product-lines. The Company implemented a new pricing and freight program designed to counter the effects of this increased competition. For further discussion, see "Forward Looking Statements" below.

GROSS MARGIN
The Company's gross profit margin for the reporting quarter was 28%, as compared to 24.5% for the comparable quarter, a 3.5% improvement. The gross margin for the reporting period was 26.4% versus 23.1% in the comparable period, a 3.3% improvement. These improvements were primarily attributable to an increased percentage of retail to wholesale sales and lower product costs. Retail sales comprised 56% of total sales during the reporting quarter and 47% during the reporting period, up 17.4% from the comparable quarter and 9.6% from the comparable period. As retail margins are typically higher than those charged on wholesale sales, this change in the retail/wholesale mix accounts for a portion of the improved margins. In addition, increased supply of used Haworth product available on the aftermarket has driven the Company's product costs down.

OPERATING EXPENSES
The Company's selling and administrative expenses increased from 14% of sales in the comparable quarter to 17% for the reporting quarter. This increase is primarily attributed to the change in the retail/wholesale mix and the higher selling expenses associated with retail sales as compared to wholesale sales. The Company reported selling and administrative expenses for the comparable period of 14.3% versus 21.3% for the reporting period. In addition to the higher retail selling expenses, this 7% increase is also attributed to a one time severance charge of $292,984 reported during the previous quarter and additional expenditures related to the Company's computer conversion (see "Year 2000 Compliance" below).

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income and expense, improved by $1,070 from the comparable quarter to the reporting quarter and by $13,483 from the comparable period to the reporting period. These improvements were primarily attributable to increased interest income generated from the Company's current cash reserves.

FORWARD LOOKING STATEMENTS
The Company continues to face increasing competition with "budget" newly manufactured product-lines. These product-lines have had a significant impact on the Company wholesale sales. Management has responded to this competitive pressure by implementing a new pricing structure for the wholesale market. Beginning July 1, 1999, the Company's wholesale department began offering deeper discounts and implemented a new freight policy modeled after those offered by new furniture manufacturers. In addition, the Company has re-directed its wholesale marketing efforts, focusing on strengthening and further developing relationships with the network of dealers who have consistently been successful in marketing the Company's products. This marketing plan includes, but is not limited to, joint venture advertising and improved dealer support services. However, there can be no assurance that the new pricing structure and new wholesale marketing efforts will enable the Company to compete successfully with the "budget" newly manufactured product-lines on a wholesale level.

In an effort to counter the effects of deeper wholesale discounts on the Company's gross margin and pursue long-term growth, management implemented a new retail marketing program. Beginning July 1, 1999, the Company instituted its new retail sales expansion program. The Company hired a sales manager, added additional sales personnel and began tenant improvements to its existing facility, which included remodeling and expansion of the Company's showroom and office space. The primary focus of this program is to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office furniture dealership. The Company began doing business under the new trade name of "Total Office Interiors" in October 1999. Along with the new trade name, the Company's new retail sales showroom and remodeled office space within its existing Tempe facility was completed during October 1999. In addition to showcasing and marketing the Company's refurbished systems furniture, the space now features the Company's new expanded product-line, including files, chairs, desks and new systems furniture manufactured by Teknion. Management believes this name change and expanded product line will help potential customers to identify the Company's line of business and position the Company as a source for all office furniture needs, further building on the momentum generated by the personnel changes within the retail department. However, the full service office furniture market is highly competitive, and there can be no assurance that the new retail marketing program will lead to improved margins or long-term growth.

INCOME TAXES
During the periods ended December 31, 1999 and 1998, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result the Company incurred no income tax expense during these periods.

FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 1999, the Company's cash and cash equivalents totaled $756,455. In addition, the Company's net worth and working capital totaled $3,349,661 and $2,950,922, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

The Company reported cash flows from operations of $67,855 during the reporting period. This was primarily a result of operating income reduced by cash flows for severance charges paid. The Company's accounts receivable, inventory and prepaid expenses all increased during the reporting period, however they were partially offset by increased accounts payable. Management attributes these increases to timing issues, which should be self-correcting during the next quarter. The Company used approximately $134,000 for capital expenditures and it used approximately $281,000 to finance the purchase of treasury shares.

Cash provided by operations in the near future should closely follow operating income. Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

YEAR 2000 COMPLIANCE
The "Year 2000 problem" arose because many computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results when the year 2000 begins.

The Company replaced its computer hardware and accounting software program to prevent any potential Year 2000 problems and to improve administrative efficiency. As of December 31, 1999 the total expenditures related to the Year 2000 project were approximately $105,000. As of February 14, 2000, the Company has not experienced any significant problems related to Year 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM  5. OTHER INFORMATION
None.

Item 6.  Exhibits and Reports on Form 8-K
(a) The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                          Reference
---               -----------                                          ---------
3.1      Articles of Incorporation of the Registrant,
         as amended and restated                                           3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.9     Options issued to Wayne R. Collignon                              4
*4.10    Options issued to Dirk D. Anderson                                4
*4.11    Amendment to Options issued to Wayne Collignon                    5
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.13    Options issued to Wayne R. Collignon                              5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
10.1     Lease Agreement, dated April 12, 1990 between Boston
         Safe Deposit and Trust Company, as Lessor, and Registrant
         as Lessee                                                         1
10.33    Loan document between M&I Thunderbird Bank and the Registrant     6
*10.34   Agreement between Wayne R. Collignon and Registrant               7

          (1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
          (2)  Filed with Form  10-KSB on July 13, 1995
          (3)  Filed with Form 10-KSB on July 2, 1996
          (4)  Filed with Form 10-QSB on November 14, 1996
          (5)  Filed with 10-KSB on September 26, 1997
          (6)  Filed with 10-QSB on August 11, 1999
          (7)  Filed with 10-QSB on November 16, 1999
          (*)  Indicates a compensatory plan or arrangement

(b) Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECONDITIONED SYSTEMS, INC.


Date:    February 14, 2000                      /s/ SCOTT W. RYAN
                                                -------------------------------
                                                Scott Ryan, CEO


Date:    February 14, 2000                      /s/ DIRK D. ANDERSON
                                                -------------------------------
                                                Dirk D. Anderson, COO