Form 10QSB/A
period 1999-12-31
RECONDITIONED SYSTEMS INC
filed 2000-03-03
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                  Form 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 3, 2000, the number of shares outstanding of the Registrant's common stock was 1,323,594.

Transitional Small Business Disclosure Format.  Yes [ ] No [X].

ITEM 1










                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                December 31, 1999

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                                   (Unaudited)

                                                         1999           1998
                                                         ----           ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $  756,455     $1,091,614
   Accounts receivable - trade, net of allowance
     for doubtful accounts of approximately
     $32,000 and 31,000, respectively                  2,256,085      1,225,790
   Inventory                                           1,038,446        922,247
   Prepaid expenses and other current assets             280,897         97,568
                                                      ----------     ----------

      TOTAL CURRENT ASSETS                             4,331,883      3,337,219
                                                      ----------     ----------

PROPERTY AND EQUIPMENT, NET:                             270,357        144,390
                                                      ----------     ----------
OTHER ASSETS:
   Notes receivable - officer                             75,000        150,000
   Other                                                  53,382         38,896
                                                      ----------     ----------

                                                         128,382        188,896
                                                      ----------     ----------

TOTAL ASSETS                                          $4,730,622     $3,670,505
                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt               $        0     $    3,134
   Accounts payable                                      933,478        448,762
   Customer deposits                                      33,285         20,888
   Accrued severance charges (Note 3)                     90,000              0
   Accrued expenses and other current liabilities        373,705        215,780
                                                      ----------     ----------

      TOTAL CURRENT LIABILITIES                        1,430,468        688,564
                                                      ----------     ----------
STOCKHOLDERS' EQUITY:
   Common stock, no par value; 20,000,000
      shares authorized                               $4,587,580     $4,586,982
   Accumulated deficit                                  (925,321)    (1,605,041)
                                                      ----------     ----------

                                                       3,662,259      2,981,941
   Less: treasury stock, 147,348 and 0 shares
         respectively, at cost                          (362,105)             0
                                                      ----------     ----------

                                                       3,300,154      2,981,941
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,730,622     $3,670,505
                                                      ==========     ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   DECEMBER 31,                  DECEMBER 31,
                                              1999            1998           1999           1998
                                              ----            ----           ----           ----
Sales                                      $3,066,267      $2,543,315     $7,822,153    $8,317,781

Cost of sales                               2,240,967       1,919,714      5,792,229     6,399,630
                                           ----------      ----------     ----------    ----------

Gross profit                                  825,300         623,601      2,029,924     1,918,151

Selling & administrative expenses             541,830         360,661      1,392,792     1,189,424
Severance charge (Note 3)                           0               0        292,984             0
                                           ----------      ----------     ----------    ----------

Income from operations                        283,470         262,940        344,148       728,727

Other income (expense):
   Interest income                             15,115          13,852         50,361        35,446
   Interest expense                                 0            (205)             0        (1,252)
   Other                                          625           1,023            782         3,466
                                           ----------      ----------     ----------    ----------

Net income                                 $  299,210      $  277,610     $  395,291    $  766,387
                                           ==========      ==========     ==========    ==========

Basic earnings per share (Notes 1 and 3)   $     0.22      $     0.19     $     0.29    $     0.52
                                           ==========      ==========     ==========    ==========

Basic weighted average number
   of shares outstanding                    1,340,765       1,473,950      1,383,478     1,473,950
                                           ==========      ==========     ==========    ==========
Diluted earnings per common
   and common equivalent share
   (Notes 1 and 2)                         $     0.21      $     0.16     $     0.25    $     0.45
                                           ==========      ==========     ==========    ==========
Diluted weighted average number
   of shares outstanding                    1,456,567       1,702,691      1,557,870     1,698,491
                                           ==========      ==========     ==========    ==========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Year Ended March 31, 1999 and the Nine Month Period Ended
                                December 31, 1999
                                   (Unaudited)

                           |       COMMON         COMMON        RETAINED
                           |        STOCK          STOCK        EARNINGS       TREASURY
                           |       SHARES         AMOUNT       (DEFICIT)          STOCK          TOTAL
------------------------------------------------------------------------------------------------------
BALANCE AT                 |
MARCH 31, 1998             |   1,473,950      $4,586,982    $(2,367,674)    $   (3,754)    $2,215,554
                           |
RETIREMENT OF              |
TREASURY SHARES            |        (134)             --         (3,754)         3,754             --
                           |
NET INCOME                 |          --              --      1,050,816             --      1,050,816
                           |--------------------------------------------------------------------------
                           |
BALANCE AT                 |
MARCH 31, 1999             |   1,473,816      $4,586,982    $(1,320,612)     $      --     $3,266,370
                           |
PURCHASE OF                |
TREASURY SHARES            |    (150,000)             --             --       (368,412)      (368,412)
                           |
TRANSFER OF                |
SHARES TO ESOP             |
PLAN                       |       2,652             598             --          6,307          6,905
                           |
NET INCOME                 |          --              --        395,291             --        395,291
                           |--------------------------------------------------------------------------
                           |
BALANCE AT                 |
DECEMBER 31, 1999          |   1,326,468      $4,587,580    $  (925,321)     $(362,105)    $3,300,154
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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     NOTE 2.
                               EARNINGS PER SHARE
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                 ---------------------------     --------------------------
                                                     1999            1998            1999           1998
                                                     ----            ----            ----           ----
BASIC EPS

Net Income                                       $  299,210      $  277,610      $  395,291     $  766,387
                                                 ==========      ==========      ==========     ==========

Weighted average number of shares outstanding     1,340,765       1,473,950       1,383,478      1,473,950

Basic earnings per share                         $     0.22      $     0.19      $     0.29     $     0.52
                                                 ==========      ==========      ==========     ==========

DILUTED EPS

Net Income                                       $  299,210      $  277,610      $  395,291     $  766,387
                                                 ==========      ==========      ==========     ==========

Weighted average number of shares outstanding     1,340,765       1,473,950       1,383,478      1,473,950

Effect of dilutive securities:
  Stock options                                     115,802         228,741         174,392        224,541
                                                 ----------      ----------      ----------     ----------

Total common shares + assumed conversions         1,456,567       1,702,691       1,557,870      1,698,491
                                                 ==========      ==========      ==========     ==========

Per Share Amount                                 $     0.21      $     0.16      $     0.25     $     0.45
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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------
                                     NOTE 4.
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On February 23, 2000, a lawsuit against the Company was filed in the Superior Court of the State of Arizona by Wayne Collignon, the Company's former President and Chief Executive Officer. The suit alleges breach of the Severance Agreement entered into between the Company and Wayne Collignon (see Note 3 - Severance Charges) and violation of certain Arizona statutes relating to the payment of wages. The suit seeks relief in the amount of approximately $348,000 and seeks reimbursement of attorneys' fees and court costs. The Company is unable to predict the ultimate outcome of this proceeding.

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

GROSS MARGIN
The Company's gross profit margin for the reporting quarter was 26.9%, as compared to 24.5% for the comparable quarter, a 2.4% improvement. The gross margin for the reporting period was 26% versus 23.1% in the comparable period, a 2.9% improvement. These improvements were primarily attributable to an increased percentage of retail to wholesale sales and lower product costs. Retail sales comprised 56% of total sales during the reporting quarter and 47% during the reporting period, up 17.4% from the comparable quarter and 9.6% from the comparable period. As retail margins are typically higher than those charged on wholesale sales, this change in the retail/wholesale mix accounts for a portion of the improved margins. In addition, increased supply of used Haworth product available on the aftermarket has driven the Company's product costs down.

OPERATING EXPENSES
The Company's selling and administrative expenses increased from 14.2% of sales in the comparable quarter to 17.7% for the reporting quarter. This increase is primarily attributed to the change in the retail/wholesale mix and the higher selling expenses associated with retail sales as compared to wholesale sales. The Company reported selling and administrative expenses for the comparable period of 14.3% versus 21.6% for the reporting period. In addition to the higher retail selling expenses, this 7.3% increase is also attributed to a one time severance charge of $292,984 reported during the previous quarter and additional expenditures related to the Company's computer conversion (see "Year 2000 Compliance" below).

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

FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 1999, the Company's cash and cash equivalents totaled $756,455. In addition, the Company's net worth and working capital totaled $3,300,154 and $2,901,415, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

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

SUBSEQUENT EVENTS
On February 23, 2000, a lawsuit against the Company was filed in the Superior Court of the State of Arizona by Wayne Collignon, the Company's former President and Chief Executive Officer. The suit alleges breach of the Severance Agreement entered into between the Company and Wayne Collignon (see Notes to Financial Statements, Note 3 - Severance Charges) and violation of certain Arizona statutes relating to the payment of wages. The suit seeks relief in the amount of approximately $348,000 and seeks reimbursement of attorneys' fees and court costs. The Company is unable to predict the ultimate outcome of this proceeding.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
On February 23, 2000, a lawsuit against the Company was filed in the Superior Court of the State of Arizona by Wayne Collignon, the Company's former President and Chief Executive Officer. The suit alleges breach of the Severance Agreement entered into between the Company and Wayne Collignon (see Notes to Financial Statements, Note 3 - Severance Charges) and violation of certain Arizona statutes relating to the payment of wages. The suit seeks relief in the amount of approximately $348,000 and seeks reimbursement of attorneys' fees and court costs. The Company is unable to predict the ultimate outcome of this proceeding.


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


RECONDITIONED SYSTEMS, INC.


Date:    March 3, 2000                          /s/ SCOTT RYAN
                                                -------------------------------
                                                Scott Ryan, CEO


Date:    March 3, 2000                          /s/ DIRK D. ANDERSON
                                                -------------------------------
                                                Dirk D. Anderson, COO