Form 10KSB
period 2000-03-31
RECONDITIONED SYSTEMS INC
filed 2000-06-28
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-KSB

                                   (Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2000

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT
         For the transition period from__________ to ___________.

                         Commission file number 0-20924

                             RECONDITIONED SYSTEMS, INC.
                    (Name of small business issuer in its charter)
             Arizona                                     86-0576290
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     444 West Fairmont, Tempe, Arizona 85282
                    (Address of principal executive offices)
                                  480-968-1772
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
         Title of each class
         -------------------
Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended March 31, 2000 were $10,948,549.

As of June 9, 2000, the aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $2,331,801.

As of June 9, 2000, the number of shares outstanding of the Registrant's common stock was 1,327,684.

Portions of the Registrant's definitive Proxy Statement, dated July 13, 2000, are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format.       Yes ___No  X  .

Item 1.  DESCRIPTION of BUSINESS

GENERAL

Reconditioned Systems, Inc. ("RSI" or the "Company"), an Arizona corporation formed in March 1987, remanufactures and markets modular office workstations consisting of panels, work surfaces, file drawers, book and binder storage and integrated electrical components ("workstations"). The Company specializes in remanufacturing and marketing workstations originally manufactured by Haworth, Inc. ("Haworth"). RSI purchases used workstations from manufacturers, dealers, brokers, and end-users throughout the United States through competitive bids or directly negotiated transactions. After purchasing used workstations, the Company transports them to its manufacturing facility in Tempe, Arizona, where it disassembles and inventories the workstations by component parts, stores, and, upon receipt of purchase orders, reconditions and reassembles the workstations. The Company sells the remanufactured workstations throughout the United States to dealers and end-users.

There are more than 50 manufacturers of new workstations in the United States. Steelcase, Inc. ("Steelcase"), Herman Miller, Inc. ("Herman Miller"), and Haworth constitute the dominant manufacturers, controlling a majority of the market for new workstations. Steelcase, Herman Miller, and Haworth have each created a unique system for connecting panels, electrical power and telecommunications raceways, resulting in virtually no interchangeability between their respective products. Due to this lack of interchangeability of dominate manufacturer parts, the Company has generally specialized in remanufacturing and marketing workstations originally manufactured by just one of the dominant manufacturers. The Company elected to specialize in remanufacturing and marketing workstations originally manufactured by Haworth as a result of the extensive experience of the Company's founders with Haworth workstations.

In October 1999, the Company opened a new retail showroom under the new d.b.a. of "Total Office Interiors." The primary focus of this marketing program was to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office dealership in an effort to increase retail sales.

The Company's executive offices are located at 444 West Fairmont, Tempe, Arizona 85282 and its telephone number is 480-968-1772.

PRINCIPAL LINE of BUSINESS

The Company's principal line of business is the sale of remanufactured Haworth workstations. Historically, these sales have accounted for approximately 70 - 80% of the Company's revenues. For the year ended March 31, 2000, these sales represented 73% of the Company's revenues.

The Company purchases used Haworth workstations from manufacturers, dealers, brokers, and end-users and transports them to its manufacturing facility in Tempe, Arizona, where it disassembles and inventories the workstations by component parts, stores, and, upon receipt of purchase orders, reconditions and reassembles the workstations. The remanufacturing process includes sanding, painting, laminating, and reupholstering. Certain parts of the used Haworth workstations the Company purchases are damaged beyond repair and must be replaced with new parts purchased from Haworth dealers, clone parts which the Company purchases from various vendors, and new parts which the Company manufactures from raw materials. The Company markets these remanufactured Haworth workstations throughout the United States. Orders received by the Company range from as few as one workstation to as many as several hundred workstations. However, orders for more than one hundred workstations are rare. The manufacturers of new workstations offer deeper discounts on orders of this size, making it more difficult for the Company to compete with new manufacturers on price.

The Company believes that workstations offer advantages over the traditional desk, free standing file, and permanent dry wall dividers common to historical office layouts since workstations enable businesses to house more people in a given space than traditional structures and are easier to move and reconfigure. In addition, the Company believes its remanufactured Haworth workstations offer an advantage over much of its competition because they are higher quality than new workstations available in the same price range.

OTHER LINES of BUSINESS

The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations, selling new office furniture produced by other manufacturers (primarily desks, files, and chairs), installing workstations, and remanufacturing product already owned by customers. Historically, these other lines of business have accounted for approximately 20 - 30% of the Company's revenues. For the year ended March 31, 2000, these sales represented 27% of the Company's revenues.

In October 1999, the Company opened a new retail showroom under the new d.b.a. of "Total Office Interiors." The primary focus of this marketing program was to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office furniture dealership in an effort to increase retail sales. Along with the new name and showroom facilities, the Company expanded its new product-line and became an authorized dealer of Teknion, a manufacturer of new modular furniture and seating. In addition, the Company has expanded its product-line to include filing, seating, lighting and other accessories from various other manufacturers.

INVENTORY AND SOURCES of SUPPLY

The Company purchases used Haworth workstations throughout the United States through competitive bids or private negotiations with new workstation manufacturers and dealers, used workstation brokers, and end-users. The Company then transports the used Haworth workstations to its facility in Tempe, Arizona where it disassembles, inventories by component part, and stores the used Haworth workstation components until purchase orders are received which require the various component parts. The Company also inventories new workstation components purchased from Haworth dealers, clone workstation components, and raw materials used in the remanufacturing process. These raw materials include items such as fabric, particleboard, laminate and paint.

The Company carries a limited amount of work in process and finished goods inventory because it generally does not initiate the remanufacturing process until a purchase order has been received and because the remanufacturing process rarely takes more than a couple of days due to the relatively small size of most orders. However, a significant portion of the labor related to the remanufacturing process is completed at the time the used Haworth workstations are originally received and disassembled, and as a result, the value of this labor is capitalized and added to the value of the Company's inventory.

The Company currently has sufficient amounts of inventory to meet its anticipated demand. However, because there is not a principal supplier of used Haworth workstations and the supply is based upon end-user decisions regarding disposal of or enhancement to existing furniture, there can be no assurance that the Company will be able to purchase adequate levels of inventory in the future at competitive prices. Because the Company's principal line of business is the sale of remanufactured Haworth workstations, any unavailability of adequate levels of inventory at competitive prices would have a material adverse effect on the Company's business, operating results, and financial condition.

The Company also carries a number of new product-lines, including new modular office furniture, filing, lighting, and other accessories. The Company currently maintains an excellent relationship with the manufacturers of these product-lines and does not foresee any disruption in supply. In addition, if the Company did face a disruption in supply of these product-lines, the Company believes it could easily find an alternative source.

REMANUFACTURING PROCESS

The Company's remanufacturing process for used Haworth workstations includes sanding, painting, laminating, and reupholstering. The remanufacturing process also includes replacing certain components with new components purchased from Haworth dealers, clone components purchased from various vendors, or new components manufactured by the Company from raw materials. The Company's facility in Tempe, Arizona includes all of the equipment required to recondition workstations, including closed and open paint booths, a paint drying booth, sanding equipment, saws and laminating equipment.

The remanufactured Haworth workstations that the Company sells generally consist of panels, worksurfaces, pedestals, overhead storage units, lateral file storage units, task lights, and electrical raceways. The Company reconditions all of these items. Components that are often damaged and need to be replaced with new or clone components include panel top caps, shelf ends for overhead storage units, worksurfaces, electrical base and top feeds, and electrical raceways. The Company markets certain auxiliary items such as chairs, file cabinets, and desks, but it usually purchases these items new from other manufacturers rather than purchasing them used and remanufacturing them.

The Company's facility has been designed to facilitate the natural flow of used Haworth workstation components and raw materials in order to streamline the remanufacturing process through disassembly, storage, remanufacturing, and shipping. Utilizing narrow aisle storage maximizes storage capacity. The Company believes that its current facility will be able to handle any increase in volume as a result of its plan to increase its distribution channels.

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

The market for workstations is highly competitive. The Company competes with new workstation manufacturers, their dealers, and other reconditioners in the sale of its remanufactured Haworth workstations. New workstation manufacturers and their dealers have certain competitive advantages over the Company including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to all component parts,and the fact that if everything is equal (price,lead-time, etc.), most people would choose new workstations over remanufactured workstations. The Company has certain competitive advantages over new workstation manufacturers and their dealers. On orders of 100 workstations or less, the Company's pricing is usually significantly less than pricing on new "Grade A" workstations ("Grade A" workstations are considered to be those workstations manufactured by Haworth, Herman Miller and Steelcase) and the quality of the Company's remanufactured Haworth workstations exceeds that of new "Grade B" workstations. In addition, the Company can produce and install fully remanufactured Haworth workstations within two to three weeks as compared to standard lead-times of approximately six to eight weeks for the new workstation manufacturers. The Company believes that its remanufacturing services are more comprehensive than most other reconditioners. This results in a competitive advantage for the Company because it has the ability to produce more remanufactured workstations and higher quality remanufactured workstations than most other reconditioners. The Company is facing increased competition from "bargain" newly manufactured product lines. There are no significant barriers to entry into the markets served by the Company. An increase in competition from existing competitors or the entry of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

In an effort increase the Company's ability to compete in this changing marketplace, beginning in October 1999, the Company became an authorized dealer of Teknion, a manufacturer of new modular office furniture and expanded its line of filing, seating, lighting and other office furniture accessories. The Company offers the Teknion line as an alternative to its remanufactured Haworth workstations. There can be no assurance that the Company will be able to compete successfully in the new modular office furniture market.

DISTRIBUTION

The Company markets its products on a wholesale basis to furniture dealerships, design firms and installation companies throughout the United States. The Company also markets on a retail basis to end-users primarily in Arizona. The Company maintains a retail showroom in its Tempe, Arizona facility. In recent years, the Company's wholesale sales have comprised as much as approximately 65% of the Company's total sales. For the year ended March 31, 2000, wholesale sales accounted for 54% and retail sales totaled 46% of the Company's total sales. The Company maintains a broad customer base and is not dependent on any one customer. The Company employs three full-time employees who concentrate on telemarketing and servicing it wholesale sales, and seven full-time retail salespeople who concentrate on retail sales in the greater Phoenix, Arizona area.

PERSONNEL

The Company currently has 81 full-time employees of whom 52 are production personnel directly involved in there manufacturing process, five are in the installation department, twelve are in the sales and design departments, and twelve are management and administrative personnel. The Company believes that its ability to grow and attain its desired profitability levels depend on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has an employment agreement, which includes severance benefits, with its Chief Operating Officer (see Item 10 - Executive Compensation.) None of the Company's personnel are covered by a collective bargaining agreement, and the Company has never suffered a work stoppage. The Company considers its relations with its employees to be excellent.

ENVIRONMENTAL REGULATIONS

The Company's operations are subject to a variety of federal, state, and local environmental laws and regulations, including those governing air quality, water quality, and hazardous materials. The Company's principle environmental concerns relate to the handling and disposal of paints, solvents, and related materials in connection with product finishes and composite fabrication. The Company contracts with various independent waste disposal companies for services. The Company may be exposed to certain environmental liabilities which may or may not be covered by the insurance of the independent contractors naming the Company as an additional insured or by the Company's own insurance.

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


Item 2.  DESCRIPTION of PROPERTY

The Company presently leases a 58,500 square foot facility in Tempe, Arizona that houses its corporate offices, its remanufacturing operations, its warehouse space and its showroom space. The current lease on the Tempe facility expires April 2006. The Company believes its existing facilities are adequate for it current and projected sales volumes. In addition, the Company believes suitable additional space will be available as needed.

The Company owns substantially all of its equipment, including its office equipment and its remanufacturing equipment. The Company's equipment has been assigned as collateral for amounts borrowed under loan agreements with M&I Thunderbird Bank.

The Company has no investments or interests in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities.

Item 3.  LEGAL PROCEEDINGS

The Company is not party to any pending legal proceedings.

Item 4.  SUBMISSIONS of MATTERS TO A VOTE of SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31 2000.

Item 5.  MARKET for REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "RESY." The following table setsforth the high and low closing sales price, as reported by the Nasdaq Small Cap Market, in dollars per share for the quarters then ended:


----------------------------- --------------------------------------------------
                                                       Common Stock
----------------------------- --------------------------------------------------
----------------------------- --------------------- ----------------------------
       Date                            Low                         High
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       June, 1998                      3 1/4                       5 1/4
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       September, 1998                 3 1/4                       5
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       December, 1998                  3                           4 3/4
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       March, 1999                     2 1/4                        4 13/16
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       June, 1999                      2 1/2                        3 7/8
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       September 1999                  2 5/16                       3 7/16
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       December, 1999                  2 1/8                        2 3/4
----------------------------- --------------------- ----------------------------
----------------------------- --------------------- ----------------------------
       March, 2000                     1 1/2                         3 3/8
----------------------------- --------------------- ----------------------------


The total number of shares of Common Stock of the Company outstanding as of June 12, 2000 was 1,327,684. As of the close of business on June 12, 2000, the number of record holders of the Company's Common Stock was 48 and the number of holders of the Company's Common Stock including beneficial holders of stock held in street name was estimated to be 425.

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

Item 6. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk of increased competition from new "bargain" product-lines and the risk that the Company may not see increased retail sales. In addition, the Company's business, operations and financial condition are subject to substantial other risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

RESULTS of OPERATIONS

SALES REVENUE
The Company reported sales for the fiscal year ended March 31, 2000 (the "reporting period") of $10,948,549. This compares to $11,042,451 for the fiscal year ended March 31, 1999 (the "comparable period"), resulting in a decrease of $93,902 or less than 1%. Despite a general decline in industry sales during 1999, the Company was able to achieve relatively level sales results as a result of increased retail sales. Approximately 46% of the Company's total sales for the reporting period were generated from retail sales, up from 36% in the comparable period.

Retail sales totaled $5,033,964, an increase of $1,022,036 or 25.5% over the comparable period. This increase was primarily a result of the Company's focus on developing its retail business operations. In July 1999, the Company promoted one of its salespeople to sales manager to lead and continue to build the retail operations. In October 1999, the Company remodeled its offices and opened a new retail showroom under the new d.b.a. of "Total Office Interiors." The primary focus of this marketing program was to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office furniture dealership in an effort to increase retail sales. Along with the new name and showroom facilities, the Company expanded its new product-line and became an authorized dealer of Teknion, a manufacturer of new modular furniture and seating. In addition, the Company has expanded its product-line to include filing, seating, lighting and other accessories from various other manufacturers.

Wholesales sales totaled $5,914,585, a decrease of $1,115,938 or 15.9% over the comparable period. This decrease was primarily a result of increased competition from new "bargain" product-lines and an overall industry slow-down. In an effort to counter the decreased sales, beginning in July 1999, the Company's wholesale department began offering deeper discounts and implemented a new freight policy modeled after those offered by new furniture manufacturers. Wholesale sales for the first quarter of the reporting period (prior to implementation of the new pricing structure) were down 20% over the comparable quarter. Wholesale sales for the second, third and fourth quarters of the reporting period were down 26%, 14% and 3% over the comparable quarters, respectively. Although the market was somewhat slow to react to the pricing structure changes, management believes the new program is beginning to offset the increased competitive pressures.

GROSS MARGIN
The Company's gross profit margin for the reporting period was 25.9% for the reporting period, as compared to 24% for the comparable period. Retail gross profit margins improved from 24.6% for the comparable period to 28.9% for the reporting period, primarily as a result of increased supply of used Haworth product available on the aftermarket resulting in lower product costs. Wholesale gross profit margins were down slightly over the comparable period, from 23.6% to 22.5% in the reporting period. Increased competitive pressures and implementation of the Company's new wholesale pricing and freight program drove margins down, but were partially offset by the lower product costs.

OPERATING EXPENSES
The Company's selling and administrative expenses net of terminated merger costs and severance charges (see Note 7 and Note 12 of the Audited Financial Statements) increased from 14.5% in the comparable period to 17% in the reporting period. This increase was primarily due to increased selling expenses due to changes in the retail/wholesale sales mix and expenditures related to Year 2000 compliance. The Company's selling expenses for retail sales are typically higher than those for wholesale sales.

SEVERANCE CHARGES
Effective September 30, 1999, the Company entered into an agreement with and accepted the resignation of Wayne R. Collignon, the Company's former President and Chief Executive Officer (CEO).

On February 23, 2000, Mr. Collignon filed a lawsuit against the Company in the Superior Court of the State of Arizona. The suit alleged breach of the above mentioned agreement and violation of certain Arizona statutes relating to the payment of wages. The suit sought relief in the amount of approximately $348,000 and reimbursement of attorneys' fees and court costs. Subsequently, Mr. Collignon and the Company settled the lawsuit.

As a result of the settlement and the original agreement, the Company recorded a total charge to operating income of $332,984, of which $292,984 was charged in the second fiscal quarter and $40,000 was charged in the fourth fiscal quarter. Confidentiality provisions in the settlement with Mr. Collignon prevent the Company from disclosing any further details regarding this transaction.

TERMINATED MERGER COSTS
During the fiscal year ended March 31, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cort Investment Group, Inc., a Texas corporation d/b/a Contract Network ("CNI"). CNI terminated the Merger Agreement in February 1999. As of March 31, 1999, the Company had incurred $50,588 in expenses related to the terminated merger.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consist primarily of interest income, improved by $10,360 or 18.7% from the comparable period to the reporting period. This increase was primarily a result of additional interest income generated by the Company's surplus cash reserves.

INCOME TAXES

As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. The federal loss carryforwards expire March 31, 2001 through March 31, 2011 and the state loss carryforwards expire March 31, 2001. The Company will benefit from the loss carryforwards at statutory rates to the extent it is profitable before they expire. Due to significant losses incurred during the years ended March 31, 1994, 1995 and 1996 and the uncertainty of the utilization of the loss carryforwards in future periods, the Company established, and continues to maintain, a valuation allowance equal to the full amount of the Company's deferred tax assets.

FINANCIAL CONDITION and LIQUIDITY

Cash Flows from Operating Activities. Net cash provided by operating activities totaled $363,166 for the reporting period as compared to $507,844 for the comparable period. Net cash provided by operating activities excluding the one-time severance charges of $332,984 totaled $615,666 for the reporting period. Net income for the reporting period was partially offset by increased accounts receivable and increased inventory levels. The Company invested approximately $281,500 in additional inventories. A significant portion of this increase was the procurement of new Haworth electrical components purchased in bulk prior to a price increase resulting from a change in vendors. Accounts receivable increased by approximately $358,000. The average days receivables increased from 44 days in the comparable period to 62 days in the reporting period. See "Forward Looking Statements" below for further discussion.

Cash Flows from Investing and Financing Activities. Net cash used by investing activities totaled $187,095 primarily for the purchase of fixed assets related to the Company's Year 2000 compliance program. Net cash used by financing activities totaled $358,618, primarily for the purchase of treasury stock.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income. The Company's accounts receivable balances have been steadily increasing over the past few years. The increased accounts receivable balances in the comparable period were consistent with the growth experienced during that year. The increase in accounts receivable and the corresponding increase in average days receivable for the reporting period were considerably higher than management's expectations. As a result of these increases, management has made personnel changes in the collection department and implemented more stringent credit procedures. Management believes these changes will enable the Company to decrease the average days receivables to approximately 45 days within the next few reporting quarters.

Management believes current cash reserves and cash flows from operations are adequate to fund all planned expenditures without the need for outside financing. In addition, the Company has $1,000,000 in available borrowings on its line of credit with M&I Thunderbird Bank (see Note 6 of the Audited Financial Statements.)

FORWARD LOOKING STATEMENTS

Fiscal Year 2000 was a year in which management focused on building the infrastructure necessary for future growth. The Company invested in a new computer system, bringing the Company's computers into Year 2000 compliance and improving administrative efficiency. Improvements were made to the Company's offices and a new showroom was constructed. Management hired a retail sales manager, implemented the "Total Office Interiors" marketing plan and added additional local sales staff in an effort to increase retail sales. Management plans to continue to develop the local retail sales, while maintaining wholesale sales. While it is unlikely the Company will see growth in the 15 - 35% growth range reported in prior years without an acquisition or entrance into other markets, management is hopeful that there will be modest sales growth.

Item 7.  FINANCIAL STATEMENTS




                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the accompanying balance sheets of Reconditioned Systems, Inc. as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 2000 and 1999, and the results of its operations, stockholders' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Semple & Cooper, LLP

Phoenix, Arizona
April 27, 2000

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 2000 and 1999

                                                    2000                 1999
                                                  ---------            ---------
                                     ASSETS
Current Assets:
   Cash and cash equivalents (Notes 1, 2 and 3)    $920,778           $1,103,325
   Accounts receivable (Notes 1 and 6)            2,055,151            1,691,882
   Inventory (Notes 1 and 6)                      1,191,173              909,622
   Prepaid expenses and other current assets         54,372               51,002
                                                  ---------            ---------

                Total current assets              4,221,474            3,755,831
                                                  ---------            ---------

Property and Equipment, net:   (Note 1 and 5)       262,543              189,173
                                                  ---------            ---------
Other Assets:
   Notes receivable - officer (Notes 3 and 4)        75,000              150,000
   Refundable deposits                               13,036               13,036
   Other                                             73,745               24,703
                                                  ---------            ---------

                                                    161,781              187,739
                                                  ---------            ---------

Total Assets                                     $4,645,798           $4,132,743
                                                  =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                 717,148              557,662
   Customer deposits                                 26,309               22,635
   Accrued expenses and other current liabilities   293,544              286,076
                                                  ---------            ---------

                   Total current liabilities      1,037,001              866,373

Stockholders' Equity:
   Common stock, no par value; 20,000,000
      shares authorized                           4,587,576            4,586,982
   Accumulated deficit                            (619,566)          (1,320,612)
                                                  ---------           ----------

                                                  3,968,010            3,266,370
      Less: treasury stock, 146,132 and 132 shares
               respectively, at cost              (359,213)                    0
                                                  ---------            ---------

                                                  3,608,797            3,266,370
                                                  ---------            ---------

Total Liabilities and Stockholders' Equity       $4,645,798           $4,132,743
                                                  =========            =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999

                                                           2000           1999
                                                       ----------     ----------

Sales                                                 $10,948,549    $11,042,451

Cost of sales                                           8,114,580      8,396,278
                                                        ---------      ---------

Gross profit                                            2,833,969      2,646,173

Selling & administrative expenses                       1,865,787      1,600,257
Severance charges (Note 7)                                332,984              0
Terminated merger costs (Note 12)                               0         50,588
                                                        ---------      ---------

Income from operations                                    635,198        995,328

Other income (expense):
   Interest income                                         63,055         49.083
   Interest expense                                             0        (1,276)
   Other                                                    2,793          7,681
                                                        ---------      ---------

Net income before income taxes                            701,046      1,050,816

Provision for income taxes                                      0              0
                                                        ---------      ---------

Net income                                               $701,046     $1,050,816
                                                        =========      =========

Basic earnings per share (Notes 1 and 11)                $   0.51        $  0.71
                                                        =========      =========
Basic weighted average number
          of shares outstanding                         1,372,935      1,473,950
                                                        =========      =========
Diluted earnings per common
         and common equivalent share
         (Notes 1 and 11)                                 $  0.46        $  0.62
                                                        ==========     =========
Diluted weighted average number
         of shares outstanding                          1,534,051      1,697,352
                                                        ==========     =========









                   The Accompanying Notes are an Integral Part
                           of the Financial Statements


                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 2000 and 1999

                       Common Stock Common Stock Retained
                         Shares Amount Earnings Treasury
                                                 (Deficit)    Stock     Total
--------------------- ---------   ------------   ---------   --------  --------

Balance at
March 31,1998         1,473,950   $4,586,982  $(2,367,674)  $(3,754)  $2,215,554

Retirement of Treasury
      Shares              (134)        -           (3,754)     3,754       -

Net income                -            -         1,050,816       -     1,050,816
--------------------- ---------   ------------   ---------   --------   --------


Balance at March
31,1999               1,473,816   $4,586,982  $(1,320,612)     $ -    $3,266,370

Purchase of Treasury
      Shares          (150,000)        -              -    (368,413)   (368,413)

Transfer of shares to
      ESOP Plan           3,868          594          -        9,200       9,794

Net income                -            -           701,046       -       701,046
--------------------- ---------     ----------  ----------   -------    --------

Balance at
March 31, 2000        1,327,684   $4,587,576    $(619,566) $(359,213) $3,608,797
==============        =========   ==========    ========== ========== ==========













                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Year Ended March 31, 2000 and 1999

                                                           2000           1999
                                                       ---------       ---------
Cash Flows from Operating Activities:

   Cash received from customers                      $10,588,073     $10,319,727
   Cash paid to suppliers and employees             (10,287,962)     (9,859,690)
   Interest received                                      63,055          49,083
   Interest paid                                              0          (1,276)
                                                       ---------       ---------
        Net cash provided by operating
        activities                                       363,166         507,844
                                                       ---------       ---------
Cash Flows from Investing Activities:

   Purchase of property and equipment                  (173,270)       (103,590)
   Other                                                (13,825)           (174)
                                                       ---------       ---------

        Net cash used by investing
        activities                                     (187,095)       (103,764)
                                                       ---------       ---------
Cash Flows from Financing Activities:

   Principal payments on credit line,
    long- term borrowings and obligations                      0        (33,786)
    under capital leases
   Purchase of Treasury Stock                          (368,412)               0
   Transfers to ESOP Plan                                  9,794               0
                                                       ---------       ---------

        Net cash used by financing
        activities                                     (358,618)        (33,786)
                                                       ---------       ---------

Increase (Decrease) in cash and cash equivalents       (182,547)         370,294
Cash and cash equivalents at beginning of
   period                                              1,103,325         733,031
                                                       ---------       ---------
Cash and cash equivalents at end of period              $920,778      $1,103,325
                                                       =========       =========






                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)
                   For the Year Ended March 31, 2000 and 1999

                                                2000                      1999
                                              ---------                ---------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

Net Income                                    $701,046                $1,050,816

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

    Depreciation and amortization               84,816                    48,790
    Provision for doubtful accounts            (5,000)                     1,000
    Loss on disposal of fixed assets                 0                       355
    Non-cash portion of severance charges
     (Note 7)                                   80,484                         0

Changes in assets and liabilities:

    Accounts receivable                      (358,269)                 (730,760)
    Inventory                                (281,551)                    15,636
    Prepaid expenses and other assets         (28,988)                  (11,548)
    Accounts payable and accrued expenses      170,628                   133,555
                                             ---------                 ---------

    Net cash provided by operating activities $363,166                  $507,844
                                             =========                 =========

Non-Cash Investing and Financing Activities:

During the years ended March 31, 2000 and 1999, the Company did not have any non-cash investing or financing activities.














                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
 -------------------------------------------------------------------------------

                                     Note 1.
  Summary of Significant Accounting Policies, Nature of Operations, and Use of
                                    Estimates
 -------------------------------------------------------------------------------

Nature of Business:
         Reconditioned Systems, Inc. ("RSI" or the "Company"), is a corporation which was incorporated in the State of Arizona in March, 1987. The principal business purpose of the Company is the remanufacturing and sale of office workstations comprised of panel systems to customers located throughout the country. In addition, the Company markets new workstations, filing, seating, lighting and other office furniture accessories.

Pervasiveness of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition:
         The Company recognizes a sale when its earnings process is complete. In connection with projects that are to be installed by a customer or an agent of the customer, the sale is recognized when the product is shipped to or possession is taken by the customer. In connection with projects installed by the Company, the sale is recognized upon completion of the installation.

Cash and Cash Equivalents:
         The Company considers all highly liquid debt instruments and money market funds purchased with an initial maturity of three (3) months or less to be cash equivalents.

Accounts Receivable - Trade:
         The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivable. At March 31, 2000 and 1999, the Company has established an allowance for doubtful accounts in the amount of $26,000 and $31,000, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of cost (weighted-average method) or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 2000 and 1999, the Company had established a reserve for damaged and obsolete inventory in the amounts of $50,000 and $100,000, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
 -------------------------------------------------------------------------------

                                     Note 1.
  Summary of Significant Accounting Policies, Nature of Operations, and Use of
                                    Estimates
                                   (Continued)
 -------------------------------------------------------------------------------

Property and Equipment:
         Property and equipment are recorded at cost. Depreciation is generally provided for on the straight-line basis over the following estimated useful lives of the assets:

                                                                           Years
                                                                       ---------
                  Machinery and equipment                                5 - 7
                  Office furniture and equipment                         5 - 7
                  Leasehold improvements                              Lease term
                  Vehicles                                               4 - 5

Deferred Income Taxes:
         Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         During 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Under this plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 10% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 200,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the year ended March 31, 2000, 3,868 shares were issued to employees under the Plan.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
 -------------------------------------------------------------------------------

                                     Note 1.
  Summary of Significant Accounting Policies, Nature of Operations, and Use of
                                    Estimates
                                   (Continued)
 -------------------------------------------------------------------------------

Earnings Per Common and Common Equivalent Share:
         Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In addition, certain outstanding options are not included in the computation of diluted earnings per share because their effect would be antidilutive.

--------------------------------------------------------------------------------

                                     Note 2.
                                 Concentrations
--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 2000, the Company had approximately $720,778 of uninsured cash.

In addition, the Company specializes in remanufacturing one particular original manufacturer's (OEM) line of office workstations. The business is dependent upon a readily available supply of new parts, as well as used product.

--------------------------------------------------------------------------------

                                     Note 3.
                       Fair Value of Financial Instruments
--------------------------------------------------------------------------------

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                              March 31, 2000              March 31, 1999
                              --------------              --------------

                              Carrying                     Carrying
                              Amount      Fair Value       Amount     Fair Value
                              --------    ----------       --------   ----------
Cash and cash equivalents     $920,778     $920,778      $1,103,235   $1,103,235

The carrying amount approximates fair value of cash and short-term instruments. The fair values of the Note receivable - officer cannot be determined due to its related party nature.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------


                                     Note 4.
                            Note Receivable - Officer
--------------------------------------------------------------------------------

As of March 31, 2000, the Company had a note receivable from an officer payable in one payment on or before December 19, 2002, and collateralized by 50,000 shares of the Company's Common Stock. Interest on the note accrues at a rate equal to that of the Company's lenders' base rate plus 2.5%, payable annually beginning December 19, 1998.

--------------------------------------------------------------------------------

                                     Note 5.
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                                March 31,
                                                          2000            1999
                                                         -------         -------
         Office furniture and equipment                 $271,255        $258,840
         Machinery and equipment                         121,327         233,996
         Leasehold improvements                           34,612          42,304
         Vehicles                                         36,922          36,054
         Showroom furniture                               21,512               0
                                                         -------         -------

                                                         485,628         571,194
         Accumulated depreciation                      (223,085)       (382,021)
                                                         -------         -------

                                                        $262,543        $189,173
                                                        ========        ========
--------------------------------------------------------------------------------

                                     Note 6.
                        Pledged Assets and Line of Credit
--------------------------------------------------------------------------------

As of March 31, 2000, the Company had a $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed seventy-five percent (75%) of eligible accounts receivables and thirty percent (30%) of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank.

As of March 31, 2000, the Company had no outstanding borrowings on the line of credit and was in compliance with all of the covenants of the agreement.

                          RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 7.
                                Severance Charges
--------------------------------------------------------------------------------

Effective September 30, 1999, the Company entered into an agreement with and accepted the resignation of Wayne R. Collignon, the Company's former President and Chief Executive Officer (CEO).

On February 23, 2000, Mr. Collignon filed a lawsuit against the Company in the Superior Court of the State of Arizona. The suit alleged breach of the above mentioned agreement and violation of certain Arizona statutes relating to the payment of wages. The suit sought relief in the amount of approximately $348,000 and reimbursement of attorneys' fees and court costs. Subsequently, Mr. Collignon and the Company settled the lawsuit.

As a result of the settlement and the original agreement, the Company recorded a total charge to operating income of $332,984, of which $292,984 was charged in the second fiscal quarter and $40,000 was charged in the fourth fiscal quarter. Confidentiality provisions in the settlement with Mr. Collignon prevent the Company from disclosing any further details regarding this transaction.

--------------------------------------------------------------------------------

                                     Note 8.
                           Operating Lease Commitments
--------------------------------------------------------------------------------

The Company leases remanufacturing, warehouse, showroom and office space in Tempe, Arizona, as well as certain equipment under non-cancelable operating lease agreements expiring at various times through April, 2006. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs. The lease on the Tempe, Arizona facility expires April, 2006.

The total minimum rental commitment due is as follows:

                  March 31,                                  Amount
                  ---------                                 --------
                      2001                                  $332,489
                      2002                                   356,884
                      2003                                   363,852
                      2004                                   370,995
                      2005                                   378,137
                  Subsequent                                 417,436
                                                            --------

                                                          $2,219,793
                                                           =========

Rent expense under operating lease agreements for the years ended March 31, 2000 and 1999 was approximately $336,000 and $285,500, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 9.
                                  Income Taxes
--------------------------------------------------------------------------------

Deferred tax assets consist of the following components:
                                             March 31, 2000       March 31, 1999
                                             --------------       --------------
   Deferred tax assets:
        State loss carryforwards                    $ 8,000              $72,000
        Federal loss carryforwards                  105,000              338,000
                                                  ---------            ---------

                                                    113,000              410,000
        Less: valuation allowance                 (113,000)            (410,000)
                                                  ---------            ---------

                                                    $     0              $     0
                                                  =========            =========
The Company's approximate net operating loss carryforwards and their respective expiration dates, are as follows:
                                              Amount                  Expiration
                                             --------                 ----------
                  Federal                    $299,000                      2011
                  State                      $ 99,000                      2001

Based on recent taxable income levels, the Company's net operating loss carryforwards may not be sufficient to fully offset income in future periods, in which case the Company would begin to incur income tax expense.


--------------------------------------------------------------------------------

                                    Note 10.
                              Common Stock Options
--------------------------------------------------------------------------------

During the year ended March 31, 1997, the Board of Directors issued 300,000 common stock options to certain officers and directors with an exercise price of $1.00 per share.

During the year ended March 31, 1998, the Board of Directors approved the 1997 Employee Stock Option Plan. The Plan authorizes the Company to grant incentive stock options to key employees of the Company. 50,000 shares of common stock are reserved for issuance pursuant to this Plan.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 10.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

Following is a sumary of the status of the outstanding stock options for employees, officers and directors during the year ended March 31, 1999 and 2000:

                                                                Weighted Average
                                        Number of Options         Exercise Price
                                        -----------------       ----------------
Outstanding as of April 1, 1998                   300,000                  $1.00
        Granted                                     8,400                   3.00
        Exercised                                       0                      0
                                                        -                      -

Outstanding as of March 31, 1999                  308,400                   1.05
        Granted                                     8,907                   2.63
        Exercised                                       0                      0
        Forfeited                               (102,100)                   1.04
                                                ---------                   ----

Outstanding as of March 31, 2000                  215,207                  $1.13
                                                  =======                  =====

Information relating to the stock options at March 31, 2000, summarized by exercise price, is as follows:

                               OUTSTANDING                     EXERCISABLE
                               -----------                     -----------
                             Weighted Average                Weighted Average
                             ----------------                ----------------
                             Remaining
                             Life      Exercise                Exercise Price
                                                               --------------
         Shares        (Years)         Price        Shares
         ------        -------         -----        ------
          6,300            4.0         $3.00             0               -
        200,000           6.39         $1.00       200,000           $1.00
          8,907           7.25         $2.63         4,000           $2.63
          -----           ----         -----         -----           -----

        215,207           6.36         $1.13       204,000           $1.03
        =======           ====         =====       =======           =====

--------------------------------------------------------------------------------

                                    Note 10.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 1999 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                           Year Ended
                                                           March 31,2000
                                                           -------------
Net income:
     As reported                                                    $701,046
     Pro forma                                                       692,046

Earnings per share:
     Basic:
          As reported                                                 $ 0.51
          Pro forma                                                     0.50

     Diluted:
          As reported                                                 $ 0.46
          Pro forma                                                     0.45

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 1999: expected life of options of 7.25 years, expected volatility of 40%, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000 was approximately $1.47. The effect on net income and earnings per share of the fair market value of the options issued in 1999 was deemed inmaterial and, therefore, is not presented above.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 11.
                               Earnings Per Share
--------------------------------------------------------------------------------

For the years ended March 31, 2000 and 1999, the following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                       March 31,
                                                            2000           1999
                                                            ----           ----
Basic EPS

Net Income                                               $701,046     $1,050,816
                                                         ========     ==========

Weighted average number of shares outstanding           1,372,935      1,473,880

Basic earnings per share                                    $0.51          $0.71
                                                            =====          =====

Diluted EPS

Net Income                                               $701,046     $1,050,816
                                                         ========     ==========

Weighted average number of shares outstanding           1,372,935      1,473,880

Effect of dilutive securities:
  Stock options                                           161,116        223,472
                                                          -------        -------

Total common shares + assumed conversions               1,534,051      1,697,352

Diluted earnings per share                                  $0.46          $0.62
                                                            =====          =====




--------------------------------------------------------------------------------

                                    Note 12.
                             Terminated Merger Costs
--------------------------------------------------------------------------------

During the fiscal year ended March 31, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cort Investment Group, Inc., a Texas corporation d/b/a Contract Network ("CNI"). CNI terminated the Merger Agreement in February 1999. As of March 31, 1999, the Company had incurred $50,588 in expenses related to the terminated merger.

Item 8. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required by Items 9 - 11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held August 11, 2000.

         Material incorporation herein by reference and location in Proxy Statement for 2000 Annual Meeting:

Item No. Item Description                              Proxy Statement
-------  ----------------                              ---------------
9        Directors, Executive Officers, Promoters      Proposal One -
         and Control Persons; Compliance with          Election of Directors
         Section 16(a) of the Exchange Act

10       Executive Compensation                        Proposal One -
                                                       Election of Directors

11       Security Ownership of Certain                 General Information -
                                                       Security Owner-ship of
                                                       Certain Principal Stock-
                                                       holders and Management
         Beneficial Owners and Management

Item 12.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS

The Company holds a $75,000 note receivable from Dirk D. Anderson, the Company's Chief Operating Officer. The funds provided by this note were used by the officer to purchase 50,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The note is payable in one payment on or before December 19, 2002, and is collateralized by the purchased shares of Common Stock. Interest on the note accrues at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998.

Item 13.  EXHIBITS and REPORTS on FORM 8-K

(a)(1)  EXHIBITS

The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                         Reference
                  -----------                                         ---------
3.1      Articles of Incorporation of the Registrant,
         as amended and restated                                              3
3.2      Bylaws of Registrant, as amended and restated                        3
4.1      Form of Common Stock Certificate                                     1
4.5      Registration Rights Agreements                                       2
*4.9     Options issued to Wayne R. Collignon                                 4
*4.10    Options issued to Dirk D. Anderson                                   4
*4.11    Amendment to Options issued to Wayne Collignon                       5
*4.12    Amendment to Options issued to Dirk D. Anderson                      5
*4.13    Options issued to Wayne R. Collignon                                 5
*4.14    Options issued to Dirk D. Anderson                                   5
*4.15    Options issued to Scott W. Ryan                                      5
*4.16    Options issued to Scott W. Ryan                                      5
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee               1
10.33    Loan document between M&I Thunderbird Bank and the Registrant        6
*10.34   Agreement between Wayne R. Collignon and Registrant                  7
*10.35   Severance between Wayne R. Collignon and Registrant                  8
27       Financial Data Schedule                                              8
         (1)      Filed with Registration Statement on Form S-18, No.
                  33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
         (2)      Filed with Form 10-KSB on July 13, 1995
         (3)      Filed with Form 10-KSB on July 2, 1996
         (4)      Filed with Form 10-KSB on November 14, 1996
         (5)      Filed with 10-KSB on September26, 1997
(6)      Filed with 10-KSB on August 11, 1999
(7)      Filed with 10-KSB on November 16, 1999
(8)      Filed hereby
         (*)      Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Reconditioned Systems, Inc.


Date:    June 28, 2000    /S/ SCOTT RYAN
                          ------------------------------------
                          Scott Ryan, Chief Executive Officer and Director
                          (Principal Executive Officer)


Date:    June 28, 2000    /S/ DIRK D ANDERSON
                          ------------------------------------
                          Dirk D. Anderson, Chief Operating Officer and Director
                         (Principal Accounting Officer)