Form 10QSB
period 2000-06-30
RECONDITIONED SYSTEMS INC
filed 2000-08-14
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

                                  480-968-1772
                           (Issuer's telephone number)

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 2, 2000, the number of shares outstanding of the Registrant's common stock was 1,328,599.


Transitional Small Business Disclosure Format.       Yes ___No _X__  .

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                  June 30, 2000

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             June 30, 2000 and 1999
                                   (Unaudited)

                                                      2000                  1999
                                                      ----                  ----
                                     ASSETS
Current Assets:
      Cash and cash equivalents                  $1,048,649           $1,279,252
      Accounts receivable - trade, net
       of allowance for doubtful
       accounts of approximately $79,000
       and $37,500, respectively                  2,059,297            1,308,726
      Inventory                                   1,691,647              918,941
      Prepaid expenses and other current            194,092               80,210
       assets
                                                    -------               ------

                    Total current assets          4,993,685            3,587,129
                                                  ---------            ---------

Property and Equipment, net:                        273,160              199,102
                                                    -------              -------

Other Assets:
       Notes receivable - officer                    75,000              150,000
       Refundable deposits                           13,036               13,036
       Other                                         31,813               29,995
                                                     ------               ------

                                                    119,849              193,031
                                                    -------              -------

Total Assets                                     $5,386,694           $3,979,262
                                                 ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                           $1,152,997             $455,568
      Customer deposits                              29,167               30,016
      Accrued expenses and other
       current liabilities                          400,998              224,748
                                                    -------              -------

                    Total current liabilities     1,583,162              710,332
                                                  ---------              -------

Stockholders' Equity:
       Common stock, no par value; 20,000,000
               shares authorized                 $4,588,259           $4,586,982
       Accumulated deficit                        (427,690)          (1,146,802)
                                                 ---------           -----------

                                                  4,160,569            3,440,180
       Less: treasury stock, 145,217 and 72,000
                shares respectively, at cost      (357,037)            (171,250)
                                                  ---------            ---------

                                                  3,803,532            3,268,930
                                                  ---------           ----------

Total Liabilities and Stockholders' Equity       $5,386,694           $3,979,262
                                                 ==========           ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                            Three Months Ended
                                                                  June 30,
                                                            2000            1999
                                                            ----            ----

Sales                                                 $3,564,905      $2,297,796

Cost of sales                                          2,824,829       1,717,015
                                                       ---------       ---------

Gross profit                                             740,076         580,781

Selling & administrative expenses                        480,048         423,139
                                                         -------         -------

Income from operations                                   260,028         157,642

Other income (expense):
          Interest income                                 15,643          16,168
          Other                                            5,746               0
                                                           -----               -

Net income before provision for income taxes             281,417         173,810

Income tax expense                                        89,541               0
                                                          ------               -

Net income                                              $191,876        $173,810
                                                        ========        ========

Basic earnings per share (Notes 1 and 2)                $   0.14         $  0.12
                                                        ========         =======

Basic weighted average number
          of shares outstanding                        1,327,694       1,458,232
                                                       =========       =========

Diluted earnings per common
         and common equivalent share
         (Notes 1 and 2)                                 $  0.13         $  0.10
                                                         =======         =======

Diluted weighted average number
         of shares outstanding                         1,469,750       1,668,463
                                                      ==========       =========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended March 31, 2000 and the Three Month Period Ended June 30, 2000
                                   (Unaudited)

                       Common     Common      Retained
                       Stock      Stock       Earnings     Treasury
                       Shares     Amount      (Deficit)    Stock         Total




Balance at March 31,
     1999              1,473,816  $4,586,982 $(1,320,612)        $ -  $3,266,370

Purchase of Treasury
     Stock             (150,000)           -            -  (368,413)   (368,413)

Transfer of shares
   to ESPP Plan            3,868         594            -      9,200       9,794

Net Income                     -           -      701,046          -     701,046
                       ---------  ----------   ---------- ----------  ----------

Balance at March 31,
     2000              1,327,684  $4,587,576   $(619,566) $(359,213)  $3,608,797

Transfer of shares to
     ESPP Plan               915         683            -      2,176       2,859

Net income                     -           -      191,876          -     191,876
                       ---------  ----------   ---------- ----------  ----------

Balance at  June 30,
     2000              1,328,599  $4,588,259   $(427,690) $(357,037)  $3,803,532
                       =========  ==========   ========== ==========  ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                           2000             1999
                                                           ----             ----

Cash and cash equivalents provided by
     operating activities                              $160,223         $371,280

Cash and cash equivalents used by
     investing activities                              (35,211)         (24,103)

Cash and cash equivalents provided/
     (used) by financing activities                       2,859        (171,250)
                                                          -----        ---------

Increase in cash and cash equivalents                   127,871          175,927

Cash and cash equivalents at beginning
     of period                                          920,778        1,103,325
                                                        -------        ---------

Cash and cash equivalents at end of period           $1,048,649       $1,279,252
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

Interim Financial Statements:

         The unaudited  interim  financial  statements  include all  adjustments
         (consisting of normal recurring accruals) which, in the opinion of management, are necessary. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2000.

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
--------------------------------------------------------------------------------


                                                            Three Months Ended
                                                                  June 30,
                                                             2000           1999
                                                             ----           ----
BASIC EPS

Net Income                                               $191,876       $173,810
                                                         ========       ========

Weighted average number of shares
 outstanding                                            1,327,694      1,458,232

Basic earnings per share                                    $0.14          $0.12
                                                            =====          =====

DILUTED EPS

Net Income                                               $191,876       $173,810
                                                         ========       ========

Weighted average number of shares
 outstanding                                            1,327,694      1,458,232

Effect of dilutive securities:
  Stock options                                           142,056        210,231
                                                          -------        -------

Total common shares + assumed
 conversions                                            1,469,750      1,668,463
                                                        =========      =========

Per Share Amount                                            $0.13          $0.10
                                                            =====          =====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to maintain its increased sales volume, the risk that the Company may not see improved profitability and the risk that the Company will not be successful in developing clone replacements for significant inventory parts. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

RESULTS OF OPERATIONS
---------------------
SALES REVENUE
The Company reported sales revenue of $3,564,905 for the quarter ended June 30, 2000 (hereinafter the "reporting period") as compared to $2,297,796 for the quarter ended June 30, 1999 (hereinafter the "comparable period"), resulting in an increase of $1,267,109 or 55%. This increase was primarily due to improved retail sales. Remanufactured furniture sales increased by 52.7%, while new furniture sales increased by 119.5%.

Retail sales totaled $1,832,623 during the reporting period, up 86.6% over the comparable period. Retail sales of remanufactured furniture during the reporting period increased by 36.9% over the comparable period. Retail sales of new furniture during the reporting period increased by 141% over the comparable period. Management believes these increases are a result of the Company's focus during the current fiscal year on building a stronger retail business operating as "Total Office Interiors." This was achieved by the addition of the Company's new sales manager in July 1999, the expansion of new furniture and accessory product-lines, increased commitment to improving customer service and sales support, the continued development of qualified sales personnel and the opening of the Company's retail showroom.

Wholesale sales totaled $1,732,283 for the reporting period and $1,315,845 for the comparable period, up 31.6%. This increase was primarily due to improved market demand following a general industry slowdown during the fiscal year ended March 31, 2000. Wholesale remanufactured sales and wholesale new furniture sales for the reporting period increased by 36.9% and 31.3%, respectively, over the comparable period.

GROSS MARGIN
Despite the higher percentage of retail to wholesale sales, the Company's gross profit margin for the reporting period declined 4.52% from 25.28% for the comparable period to 20.76% for the reporting period. This decline was primarily attributable to higher product costs as a result of increased demand for used Haworth inventories purchased on the aftermarket and a change in the remanufactured to new furniture sales-mix. Following a general industry-wide slow-down in sales volume during the calendar year ended December 31, 1999, the industry's sales bounced back during the first quarter of 2000. As a result, the demand for used inventories increased, creating a highly competitive purchasing market. Furthermore, the Company's internal demand for used inventories increased as a result of increased sales volume. In order to meet demand, the Company was required to pay higher prices for it's used inventories and purchase more new and clone parts to supplement the used inventories it was able to secure.

In addition, the Company's remanufactured to new furniture sales-mix changed from 88% remanufactured / 12% new furniture in the comparable period to 84% remanufactured / 16% new furniture in the reporting period. As the gross margins on new furniture sales are typically lower than on sales of the Company's remanufactured product, this also had a negative impact on the Company's gross margin.

OPERATING EXPENSES
The Company's selling expenses decreased from 11.53% of sales in the comparable period to 9% of sales for the reporting period. The Company's retail sales staff is paid commissions based upon the gross profit of their sales. As a result, the lower gross margins earned on the Company's sales revenues during the reporting period also resulted in lower selling expenses as a percentage of sales for the reporting period.

The Company's administrative expenses decreased from 6.88% of sales in the comparable period to 4.4% of sales in the reporting period. This improvement was primarily a result of the elimination of salaries and bonuses payable in the comparable period to the Company's former President and CEO. The Company's current President and CEO does not draw a salary or bonuses.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income, remained relatively consistent from the comparable period to the reporting period at $16,168 and $21,389, respectively.

INCOME TAXES
------------
As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. Based on annualizing the earnings for the quarter ended June 30, 2000, the Company's income tax expense net of the remaining net operating loss carryforwards totals approximately $89,000. During the three month period ended June 30, 1999, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result the Company incurred no income tax expense during this period.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------
As of June 30, 2000, the Company's cash and cash equivalents totaled $1,048,649. In addition, the Company's net worth and working capital totaled $3,803,532 and $3,410,523, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities totaled $160,223 during the reporting period. The Company's accounts receivable, inventory and prepaid expenses all increased during the reporting period, however they were partially offset by increased accounts payable and accrued expenses. Although accounts receivable increased, the average days receivables improved from 62 days as of March 31, 2000 to 53 days as of June 30, 2000. During the reporting period, the Company invested approximately $500,000 in additional inventories and approximately $130,000 in inventory deposits. This increase was a result of both increasing costs and procurement of more inventories to meet upcoming demand. The Company's Management believes the majority of these increases relate to timing issues, which should be self-correcting during the next few quarters.

CASH FLOWS FROM INVESTING AND FINANCING ACTIVITIES. During the reporting period, the Company used approximately $35,000 for capital expenditures and received approximately $3,000 from employees participating the in the Company's Employee Stock Purchase Plan.

EXPECTED FUTURE CASH FLOWS. Cash provided by operations in the near future should closely follow operating income. The Company's accounts receivable balances have been steadily increasing over the past few years. As previously reported, management implemented certain personnel and policy changes in an effort to improve the collection of accounts receivable. As a result of these changes, the Company's average days receivables improved from 62 days as of March 31, 2000 to 53 days as of June 30, 2000, and 48 days as of July 31, 2000. Management believes these changes will enable the Company to further reduce the average days receivables to approximately 45 days within the next few reporting quarters.

Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

FORWARD LOOKING STATEMENTS
--------------------------
Although the reporting period's sales revenues exceeded management's forecasts, the gross margins were lower than management's expectations. Management's focus at this time is to try to maintain the increased sales levels attained during the reporting period, while bringing product cost percentages back into line with those reported in the previous year. As discussed above, a significant reason for the lower profit margins was a direct result of the increased competitive pressures, increased internal and external demand for product and higher prices demanded for used furniture inventories on the aftermarket. Management believes these pressures are weakening and used inventory purchase prices should return to normal levels in the near future. Additionally, the Company is currently contracting with an outside vendor to develop clone replacement parts for some of the parts which the Company is most frequently required to purchase new. Upon successful development of these clone parts, the Company could realize substantial cost savings (up to 70% cost savings on some parts) which should have a positive impact on the Company's gross margins.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item  5. OTHER INFORMATION
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                          Reference
---               -----------                                          ---------
3.1      Articles of Incorporation of the Registrant, as
          amended and restated                                             3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.9     Options issued to Wayne R. Collignon                              4
*4.10    Options issued to Dirk D. Anderson                                4
*4.11    Amendment to Options issued to Wayne Collignon                    5
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.13    Options issued to Wayne R. Collignon                              5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee            1
10.33    Loan document between M&I Thunderbird Bank and the Registrant     6
27       Financial Data Schedule                                           7
         (1)      Filed with Registration Statement on Form S-18,
                   No. 33-51980-LA, under the Securities Act of 1933,
                   as declared effective on December 17, 1992
         (2)      Filed with Form 10-KSB on July 13, 1995
         (3)      Filed with Form 10-KSB on July 2, 1996
         (4)      Filed with Form 10-QSB on November 14, 1996
         (5)      Filed with 10-KSB on September26, 1997
         (6)      Filed with 10-QSB on August 11, 2000
         (7)      Filed herein
         (*)      Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    August 14, 2000                     /S/ Scott W. Ryan
                                             ___________________________________
                                             Scott W. Ryan, CEO


Date:    August 14, 2000                     /S/ Dirk D. Anderson
                                             ___________________________________
                                             Dirk D. Anderson, COO