Form 10-Q
period 2000-09-30
RECONDITIONED SYSTEMS INC
filed 2000-11-13
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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

                                  480-968-1772
                           (Issuer's telephone number)

       -------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)







Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 31, 2000, the number of shares outstanding of the Registrant's common stock was 1,227,591.


Transitional Small Business Disclosure Format.       Yes ___No  X  .
                                                              ------

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                               September 30, 2000

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 2000 and 1999
                                   (Unaudited)

                                                    2000              1999
                                                    ----              ----
                                     ASSETS

Current Assets:
  Cash and cash equivalents                         $1,195,076        $1,523,570
  Accounts receivable - trade, net of allowance
    for doubtful accounts of approximately
    $19,000 and $35,000,  respectively               1,911,221         1,391,598
  Inventory                                          1,427,316           857,161
  Prepaid expenses and other current assets            207,838            79,620
                                                       -------            ------

          Total current assets                       4,741,451         3,851,949
                                                     ---------         ---------

Property and Equipment, net:                           259,590           220,661
                                                       -------           -------

Other Assets:
       Notes receivable - officer                       75,000            75,000
       Refundable deposits                              12,896            13,036
       Other                                            55,354            37,190
                                                        ------            ------

                                                       143,250           125,226
                                                       -------           -------

Total Assets                                        $5,144,291        $4,197,836
                                                    ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                               $819,989          $425,516
       Customer deposits                               216,336           103,411
       Accrued expenses and other current
       liabilities                                     312,105           625,177
                                                       -------           -------

               Total current liabilities             1,348,430         1,154,104
                                                     ---------         ---------

Stockholders' Equity:
       Common stock, no par value; 20,000,000
               shares authorized                    $4,588,381        $4,587,586
       Accumulated deficit                           (176,734)       (1,224,532)
                                                     ---------       -----------

                                                     4,411,647         3,363,054
       Less: treasury stock, 246,225 and
             125,785 shares respectively,
             at cost                                 (615,786)         (319,322)
                                                     ---------         ---------

                                                     3,795,861         3,043,732
                                                     ---------         ---------

Total Liabilities and Stockholders' Equity          $5,144,291        $4,197,836
                                                    ==========        ==========


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Six Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                        Three Months Ended          Six Months Ended
                          September 30,               September 30,
                            2000          1999          2000          1999
                            ----          ----          ----          ----

Sales                       $3,843,089    $2,458,090    $7,407,994    $4,755,886

Cost of sales                3,001,066     1,834,247     5,825,895     3,551,262
                             ---------     ---------     ---------     ---------

Gross profit                   842,023       623,843     1,582,099     1,204,624

Selling & administrative
  expenses                     502,426       427,823       982,474       850,962
Severance charge                     0       292,984             0       292,984
                                     -       -------             -       -------

Income (loss) from
  operations                   339,597      (96,964)       599,625        60,678

Other income (expense):
       Interest income          18,782        19,078        34,425        35,246
       Other                       381           156         6,127           156
                                   ---           ---         -----           ---

Net income (loss) before
  provision for income taxes   358,760      (77,730)       640,177        96,080

Income tax expense             107,804             0       197,345             0
                               -------             -       -------             -

Net income (loss)             $250,956     $(77,730)      $442,832       $96,080
                              --------     ---------      --------       -------

Basic earnings (loss) per
  share (Notes 1 and 2)          $0.19       $(0.06)         $0.34         $0.07
                                 =====       =======         =====         =====

Basic weighted average number
  of shares outstanding      1,293,132     1,399,441     1,310,413     1,428,837
                             =========     =========     =========     =========

Diluted earnings (loss) per common
  and common equivalent share
  (Notes 1 and 2)                $0.18       $(0.06)         $0.31         $0.06
                                 =====       =======         =====         =====

Diluted weighted average number
  of shares outstanding      1,423,193     1,399,441     1,446,472     1,632,524
                             =========     =========     =========     =========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Year Ended March 31, 2000 and the Six Month Period Ended
                               September 30, 2000
                                   (Unaudited)

                      Common      Common      Retained
                      Stock       Stock       Earnings     Treasury
                      Shares      Amount      (Deficit)    Stock          Total
------------------    ---------   ----------  ------------  --------  ----------

Balance at
 March 31, 1999       1,473,816   $4,586,982 $(1,320,612)   $      -  $3,266,370

Purchase of
 Treasury Stock       (150,000)            -           -   (368,413)   (368,413)

Transfer of shares
 to ESP Plan              3,868          594           -       9,200       9,794

Net Income                    -            -     701,046           -     701,046
                      ---------   ----------  ----------  ----------  ----------

Balance at
 March 31, 2000       1,327,684   $4,587,576  $(619,566)  $(359,213)  $3,608,797

Purchase of
 Treasury Stock       (100,800)            -           -   (258,253)  ( 258,253)

Transfer of shares
 to ESP Plan                707          805           -       1,680       2,485

Net income                    -            -     442,832           -     442,832
                      ---------   ----------  ----------  ----------  ----------

Balance at
 September 30, 2000   1,227,591   $4,588,381  $(176,734)  $(615,786)  $3,795,861
                      =========   ==========  ==========  ==========  ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                                 Three Months Ended     Six Months Ended
                                   September 30,          September 30,
                                     2000        1999       2000        1999
                                     ----        ----       ----        ----

Cash and cash equivalents provided
  by operating activities            $443,493    $294,171   $603,716    $665,451

Cash and cash equivalents used by
  investing activities               (38,439)    (39,885)   (73,650)    (63,988)

Cash and cash equivalents used by
  financing activities              (258,627)     (9,968)  (255,768)   (181,218)
                                    ---------     -------  ---------   ---------

Increase in cash and cash
  equivalents                         146,427     244,318    274,298     420,245

Cash and cash equivalents at
  beginning of period               1,048,649   1,279,252    920,778   1,103,325
                                    ---------   ---------    -------   ---------

Cash and cash equivalents at end
  of period                        $1,195,076  $1,523,570 $1,195,076  $1,523,570
                                   ==========  ========== ==========  ==========

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

Interim Financial Statements:

         The unaudited  interim  financial  statements  include all  adjustments
         (consisting of normal recurring accruals) which, in the opinion of management, are necessary. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2000.

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
 -------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
 -------------------------------------------------------------------------------

                              Three Months Ended       Six Months Ended
                                September 30,            September 30,
                                  2000        1999         2000         1999
                                  ----        ----         ----         ----

Basic EPS

Net income (loss)                 $250,956   $(77,730)     $442,832      $96,080
                                  ========   =========     ========      =======

Weighted average number of
  shares outstanding             1,293,132   1,399,441    1,310,413    1,428,837

Basic earnings (loss) per
  share                              $0.19     $(0.06)        $0.34        $0.07
                                     =====     =======        =====        =====

Diluted EPS

Net income (loss)                 $250,956   $(77,730)     $442,832      $96,080
                                  ========   =========     ========      =======

Weighted average number of
  shares outstanding             1,293,132   1,399,441    1,310,413    1,428,837

Effect of dilutive securities:
  Stock options                    130,061           0      136,059      203,687
                                   -------           -      -------      -------

Total common shares + assumed
  conversions                    1,423,193   1,399,441    1,446,472    1,632,524
                                 =========   =========    =========    =========

Per Share Amount                     $0.18     $(0.06)        $0.31        $0.06
                                     =====     =======        =====        =====

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

Results of Operations

SALES REVENUE
The Company reported sales revenue of $3.84 million for the three month period ended September 30, 2000 (hereinafter the "reporting quarter") as compared to $2.46 million for the quarter ended September 30, 1999 (hereinafter the "comparable quarter"), resulting in an increase of $1.38 million or 56%. Sales revenue for the six month period ended September 30, 2000 (hereinafter the "reporting period") totaled $7.4 million as compared to $4.75 million for the six month period ended September 30, 1999 (hereinafter the "comparable period"), a $2.65 million or 56% increase. Although the Company's retail sales saw the greatest improvement, wholesale sales also improved significantly. Retail sales accounted for 42% of the total sales for the reporting quarter, up from 39% in the comparable quarter. Retail sales were 46% of the Company's sales for the reporting period, as compared to 41% in the comparable period.

Retail sales totaled $1.65 million during the reporting quarter and $3.5 million during the reporting period, up 71% and 79% over the comparable quarter and comparable period, respectively. Management believes these increases are a result of the Company's continued focus on building a stronger retail business operating as "Total Office Interiors." This was achieved by the addition of the Company's new sales manager in July 1999, the expansion of new furniture and accessory product-lines, increased commitment to improving customer service and sales support, the continued development of qualified sales personnel and the opening of the Company's retail showroom.

Wholesale sales totaled $2.19 million for the reporting quarter and $1.5 million for the comparable quarter, up 46.8%. Wholesale sales for the reporting period totaled $3.9 million, as compared to $2.8 million during the comparable period, an increase of 39.3%. These increases were primarily due to improved market demand following a general industry slowdown during the fiscal year ended March 31, 2000.

GROSS MARGIN
Despite the higher percentage of retail to wholesale sales, the Company's gross profit margin for the reporting quarter declined 3.47%, from 25.38% for the comparable quarter to 21.91% for the reporting quarter. Gross margins for the reporting period also declined relative to the comparable period, down 3.97%, from 25.33% for the comparable period to 21.36% for the reporting period. These declines were primarily attributable to higher product costs due to increased demand for used Haworth inventories purchased on the aftermarket and the Company's demand for a more highly competitive product-mix. This trend of higher product costs was identified in the prior quarter. The Company has focused on improving used inventory buying procedures and has seen improvement in the product costs during the reporting quarter as compared to the prior quarter.

OPERATING EXPENSES
The Company's selling expenses decreased from 11.31% of sales in the comparable quarter and 11.42% of sales in the comparable period to 8.7% of sales for the reporting quarter and 8.86% of sales for the reporting period. The Company's retail sales staff is paid commissions based upon the gross profit of their sales. As a result, the lower gross margins earned on the Company's sales revenues during the reporting period also resulted in lower selling expenses as a percentage of sales for the reporting period.

The Company's administrative expenses, net of severance charges accrued in the comparable quarter, decreased from 6.09% of sales in the comparable quarter and 6.47% of sales in the comparable period to 4.11% and 4.40% of sales in the reporting quarter and reporting period, respectively. These improvements were primarily a result of the elimination of salaries and bonuses payable in the comparable period to the Company's former President and CEO.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income, remained relatively consistent from the comparable period to the reporting period at $40,552 and $35,402, respectively.

Income Taxes
As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. Based on annualizing the earnings for the quarters ended June 30, 2000 and September 30, 2000, the Company's income tax expense net of the remaining net operating loss carryforwards totals approximately $197,000. This effective federal income tax rate for the Company is therefore, lower for the period ended Sept 30, 2000 than it will be for future periods as a result of the use of the remaining net operating loss carryforwards. During the six month period ended September 30, 1999, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result the Company incurred no income tax expense during such period.

Financial Condition and Liquidity
As of September 30, 2000, the Company's cash and cash equivalents totaled $1,195,076. In addition, the Company's net worth and working capital totaled $3,795,861 and $3,393,021, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. Net cash provided by operating activities totaled $603,716 during the reporting period. The Company's inventory and prepaid expenses increased during the reporting period, however they were partially offset by decreased accounts receivable and increased accounts payable and accrued expenses. Management was concerned by the high accounts receivable balance and slow collection rate as of March 31, 2000. In response to these concerns, new collection procedures and personnel changes were implemented. As a result of these changes, the average days receivables improved from 62 days as of March 31, 2000 to 48 days as of September 30, 2000. During the reporting period, the Company invested approximately $236,000 in additional inventories and approximately $153,000 in inventory deposits. This increase was a result of both increasing costs and procurement of more inventories to meet anticipated upcoming demand. The Company's Management believes the majority of these increases relate to timing issues, which should be self-correcting during the next few quarters.

Cash Flows from Investing and Financing Activities. During the reporting period,
the  Company   used   approximately   $74,000  for  capital   expenditures   and
approximately $256,000 to finance the purchase of treasury stock.

Expected  Future Cash Flows.  Cash  provided  by  operations  in the near future
should  closely  follow   operating   income  net  of  income  tax  expense  and
expenditures to finance the purchase of treasury stock.

Management believes current cash reserves and cash flows from operations will be adequate to fund the projected needs of the Company for the foreseeable future without the need for outside financing.

Forward Looking Statements
Although the reporting period's sales revenues exceeded management's forecasts, the gross margins were lower than management's expectations. Management's focus at this time is to try to maintain the increased sales levels attained during the reporting period, while bringing product cost percentages back into line with those reported in the previous fiscal year. As discussed above, a significant reason for the lower profit margins was a direct result of the increased competitive pressures, increased internal and external demand for product and higher prices demanded for used furniture inventories on the aftermarket. Management believes these pressures are weakening and used inventory purchase prices should return to normal levels in the near future. However, there can be no assurance that such pressures will weaken or that used inventory purchases prices will return to normal levels. Additionally, the Company is currently contracting with an outside vendor to develop clone replacement parts for some of the parts which the Company is most frequently required to purchase new. Upon successful development of these clone parts, the Company could realize substantial cost savings (up to 70% cost savings on some parts) which should have a positive impact on the Company's gross margins. However, there can be no assurance that the clone parts will be successfully developed or that they will result in a cost savings to the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
The Company's Annual Meeting was held on August 11, 2000. Shareholders voted on the appointment of the Company's auditors and the election of the Company's Board of Directors.

-------------------   --------  ---------  -------------  -----------  ---------
                      Shares                                           Broker
Proposal              Eligible  Voted For  Voted Against  Abstentions  Non-Votes
-------------------   --------  ---------  -------------  -----------  ---------

1-  Election of
    directors:
-------------------   --------- ---------  -------------  ----------- ----------
   Scott W. Ryan      1,327,684 1,174,078              0        4,466          0
-------------------   --------- ---------  -------------  ----------- ----------
   Dirk D. Anderson   1,327,684 1,148,494              0       30,050          0
-------------------   --------- ---------  -------------  ----------- ----------
   Frank E. Hart      1,327,684 1,148,511              0       30,033          0
-------------------   --------- ---------  -------------  ----------- ----------
2 - Appointment of
    auditors          1,327,684 1,178,444            100            0          0
-------------------   --------- ---------  -------------  ----------- ----------

Item  5. Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                          Reference
---               -----------                                          ---------
3.1      Articles of Incorporation of the Registrant, as
           amended and restated                                            3
3.2      Bylaws of Registrant, as amended and restated                     3
4.1      Form of Common Stock Certificate                                  1
4.5      Registration Rights Agreements                                    2
*4.10    Options issued to Dirk D. Anderson                                4
*4.12    Amendment to Options issued to Dirk D. Anderson                   5
*4.14    Options issued to Dirk D. Anderson                                5
*4.15    Options issued to Scott W. Ryan                                   5
*4.16    Options issued to Scott W. Ryan                                   5
10.1     Lease Agreement, dated April 12, 1990 between
           Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee            1
10.33    Loan document between M&I Thunderbird Bank and the
           Registrant                                                      6
         (1)      Filed with Registration Statement on Form S-18,
                    No. 33-51980-LA, under the
                  Securities Act of 1933, as declared effective on
                    December 17, 1992
         (2)      Filed with Form 10-KSB on July 13, 1995
         (3)      Filed with Form 10-KSB on July 2, 1996
         (4)      Filed with Form 10-QSB on November 14, 1996
         (5)      Filed with 10-KSB on September26, 1997
         (6)      Filed with 10-QSB on August 11, 2000
         (*)      Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    November 13, 2000                           /S/ Scott W. Ryan
                                                     -----------------
                                                     Scott W. Ryan, CEO


Date:    November 13, 2000                           /S/ Dirk D. Anderson
                                                     --------------------
                                                     Dirk D. Anderson, COO