Form 10QSB
period 2000-12-31
RECONDITIONED SYSTEMS INC
filed 2001-02-09
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934
         For the quarterly period ended December 31, 2000

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

                                  480-968-1772
                           (Issuer's telephone number)

       -------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 31, 2001, the number of shares outstanding of the Registrant's common stock was 1,227,395.


Transitional Small Business Disclosure Format.       Yes ___ No  X .

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                December 31, 2000

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999
                                   (Unaudited)

                                                              2000          1999
                                                              ----          ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                           $1,736,617      $756,455
    Accounts receivable - trade, net of
        allowance for doubtful accounts of
        approximately $26,500 and $32,000,
        respectively                                     1,455,976     2,256,085
    Inventory                                            1,217,922     1,038,446
    Prepaid expenses and other current assets              276,448       280,897
                                                           -------       -------

                    Total current assets                 4,686,963     4,331,883
                                                         ---------     ---------

Property and Equipment, net:                               264,754       270,357
                                                           -------       -------

Other Assets:
    Notes receivable - officer                              75,000        75,000
    Refundable deposits                                     12,896        13,036
    Other                                                   52,020        40,346
                                                            ------        ------

                                                           139,916       128,382
                                                           -------       -------

Total Assets                                            $5,091,633    $4,730,622
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                      $577,078      $933,478
    Customer deposits                                       89,528        33,285
    Accrued severance charges                                    0        90,000
    Accrued expenses and other current liabilities         370,405       373,705
                                                           -------       -------

                    Total current liabilities            1,037,011     1,430,468
                                                         ---------     ---------

Stockholders' Equity:
    Common stock, no par value; 20,000,000
        shares authorized                               $4,588,746    $4,587,580
    Retained earnings/(deficit)                             82,562     (925,321)
                                                            ------     ---------

                                                         4,671,308     3,662,259
    Less: treasury stock, 246,408 and 146,132
        shares respectively, at cost                     (616,686)     (362,105)
                                                         ---------     ---------

                                                         4,054,622     3,300,154
                                                         ---------     ---------

Total Liabilities and Stockholders' Equity              $5,091,633    $4,730,622
                                                        ==========    ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)

                                Three Months Ended             Nine Months Ended
                                      December 31,                  December 31,
                                    2000         1999          2000         1999
                                    ----         ----          ----         ----

Sales                         $3,767,538   $3,066,267   $11,175,532   $7,822,153

Cost of sales                  2,922,065    2,240,967     8,747,960    5,792,229
                               ---------    ---------     ---------    ---------

Gross profit                     845,473      825,300     2,427,572    2,029,924

Selling & administrative
    expenses                     522,159      541,830     1,504,633    1,392,792
Severance charge                       0            0             0      292,984
                                       -            -             -      -------

Income from operations           323,314      283,470       922,939      344,148

Other income (expense):
    Interest income               22,383       15,115        56,808       50,361
    Other                          (269)          625         5,858          782
                                   -----          ---         -----          ---

Net income before provision
    for income taxes             345,428      299,210       985,605      395,291


Income tax expense                86,132            0       283,477            0
                                  ------            -       -------            -

Net income                      $259,296     $299,210      $702,128     $395,291
                                ========     ========      ========     ========

Basic earnings per share
    (Notes 1 and 2)                $0.21        $0.22         $0.55        $0.29
                                   =====        =====         =====        =====

Basic weighted average number
    of shares outstanding      1,227,440    1,340,765     1,282,755    1,383,478
                               =========    =========     =========    =========

Diluted earnings per common
    and common equivalent share
    (Notes 1 and 2)                $0.19        $0.21         $0.49        $0.25
                                   =====        =====         =====        =====

Diluted weighted average number
    of shares outstanding      1,362,707    1,456,567     1,418,550    1,557,870
                               =========    =========     =========    =========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Year Ended March 31, 2000
               and the Nine Month Period Ended December 31, 2000
                                   (Unaudited)

                       Common     Common      Retained
                       Stock      Stock       Earnings      Treasury
                       Shares     Amount      (Deficit)     Stock     Total
---------------------  ---------  ----------  ------------  --------- ----------

Balance at
  March 31, 1999       1,473,816  $4,586,982  $(1,320,612)  $      -  $3,266,370

Purchase of Treasury
  Stock                (150,000)           -             -  (368,413)  (368,413)

Transfer of shares to
  ESP Plan                 3,868         594             -      9,200      9,794

Net Income                     -           -       701,046          -    701,046

                       ---------  ----------  ------------ ---------- ----------
Balance at
  March 31, 2000       1,327,684  $4,587,576    $(619,566) $(359,213) $3,608,797

Purchase of Treasury
  Stock                (101,300)           -             -  (259,962)  (259,962)

Transfer of shares to
  ESP Plan                 1,024       1,170             -      2,489      3,659

Cancelled shares            (13)

Net income                     -           -       702,128          -    702,128
                       ---------  ----------  ------------  ---------  ---------

Balance at
  December 31, 2000    1,227,395  $4,588,746       $82,562 $(616,686) $4,054,622
                       =========  ==========       ======= ========== ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
      For the Three and Nine Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)

                                  Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                 2000           1999          2000          1999
                                 ----           ----          ----          ----

Cash and cash equivalents
    provided/(used) by
    operating activities     $576,246     $(597,596)    $1,179,962       $67,855

Cash and cash equivalents
    used by investing
    activities               (34,170)       (69,714)     (107,820)     (133,702)

Cash and cash equivalents
    used by financing
    activities                  (535)       (99,805)     (256,303)     (281,023)
                                -----       --------     ---------     ---------

Increase/(decrease) in cash
    and cash equivalents      541,541      (767,115)       815,839     (346,870)

Cash and cash equivalents at
    beginning of period     1,195,076      1,523,570       920,778     1,103,325
                            ---------      ---------       -------     ---------

Cash and cash equivalents at
    end of period          $1,736,617       $756,455    $1,736,617      $756,455
                           ==========       ========    ==========      ========


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

Interim Financial Statements:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2000.

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
--------------------------------------------------------------------------------


                               Three Months Ended              Nine Months Ended
                                     December 31,                   December 31,
                                 2000          1999           2000          1999
                                 ----          ----           ----          ----
Basic EPS

Net income                   $259,296      $299,210       $702,128      $395,291
                             ========      ========       ========      ========

Weighted average number
    of shares outstanding   1,227,440     1,340,765      1,282,755     1,383,478

Basic earnings per share        $0.21         $0.22          $0.55         $0.29
                                =====         =====          =====         =====

Diluted EPS

Net income                   $259,296      $299,210       $702,128      $395,291
                             ========      ========       ========      ========

Weighted average number
    of shares outstanding   1,227,440     1,340,765      1,282,755     1,383,478

Effect of dilutive
    securities:
    Stock options             135,267       115,802        135,795       174,392
                              -------       -------        -------       -------

Total common shares +
    assumed conversions     1,362,707     1,456,567      1,418,550     1,557,870
                            =========     =========      =========     =========

Per Share Amount                $0.19         $0.21          $0.49         $0.25
                                =====         =====          =====         =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to maintain its increased sales volume and the risk that the Company may not see improved profitability. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

Results of Operations

SALES REVENUE
The Company reported sales revenue of approximately $3.77 million for the three month period ended December 31, 2000 (hereinafter the "reporting quarter") as compared to approximately $3.07 million for the quarter ended December 31, 1999 (hereinafter the "comparable quarter"), an increase of 22%. Sales revenue for the nine month period ended December 31, 2000 (hereinafter the "reporting period") totaled approximately $11.2 million as compared to approximately $7.8 million for the nine month period ended December 31, 1999 (hereinafter the "comparable period"), a $3.4 million or 43% increase. Although the Company's retail sales saw the greatest improvement, wholesale sales also improved significantly. Retail sales accounted for 55% of the total sales for the reporting quarter and 50% of the Company's sales for the reporting period. This compares to 56% and 47% for the comparable quarter and period, respectively.

Retail sales totaled approximately $2.08 million during the reporting quarter and approximately $5.56 million during the reporting period, up 21% and 52% over the comparable quarter and comparable period, respectively. Management believes these increases are a result of the Company's continued focus on building a stronger retail business operating as "Total Office Interiors." This was achieved by the addition of the Company's new sales manager in July 1999, the expansion of new furniture and accessory product-lines, increased commitment to improving customer service and sales support, the continued development of qualified sales personnel and the opening of the Company's retail showroom.

Wholesale sales totaled approximately $1.69 million for the reporting quarter and approximately $1.35 million for the comparable quarter, up 25.2%. Wholesale sales for the reporting period totaled $5.6 million, as compared to $4.2 million during the comparable period, an increase of 33%. These increases were primarily due to increased industry-wide demand. Most of the office furniture industry enjoyed record sales during the calendar year ended December 31, 2000.

GROSS MARGIN
Although the Company's sales mix remained relatively constant, the Company's gross profit margin for the reporting quarter declined 4.48%, from 26.92% for the comparable quarter to 22.44% for the reporting quarter. Gross margins for the reporting period also declined relative to the comparable period, down 4.23%, from 25.95% for the comparable period to 21.72% for the reporting period. These declines were primarily attributable to higher product costs. This trend of higher product costs was identified during the first quarter of the current fiscal year. The Company has focused on improving used inventory buying procedures and has seen improvement in product costs. Gross margins have improved from 20.76% for the quarter ended June 30, 2000, to 21.91% for the quarter ended September 30, 2000, to 22.44% for the reporting quarter.

OPERATING EXPENSES
The Company's selling expenses decreased from 11.18% of sales in the comparable quarter and 11.33% of sales in the comparable period to 9.18% of sales for the reporting quarter and 8.96% of sales for the reporting period. The Company's retail sales staff is paid commissions based upon the gross profit of their sales. As a result, the lower gross margins earned on the Company's sales revenues during the reporting period also resulted in lower selling expenses as a percentage of sales for the reporting period. In addition, certain selling expenses are fixed and are not effected by increased sales.

The Company's administrative expenses, net of severance charges accrued in the comparable quarter, decreased from 6.49% of sales in the comparable quarter and 6.48% of sales in the comparable period to 4.68% and 4.50% of sales in the reporting quarter and reporting period, respectively. These improvements were primarily a result of fixed administrative expenses and increased sales revenues.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income, improved from $51,143 in the comparable period to $62,666 in the reporting period. This increase resulted from increased cash reserves in the reporting period as compared to the comparable period.

Income Taxes
As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. Based on annualizing the earnings for the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000, the Company's income tax expense net of the remaining net operating loss carryforwards totals approximately $283,000. The effective federal income tax rate for the Company is therefore higher for the reporting period than it was for comparable period as a result of the use of the net operating loss carryforwards. During the nine month period ended December 31, 1999, the Company's taxable net income was fully offset by net operating loss carryforwards. As a result, the Company incurred no income tax expense during such period.

Financial Condition and Liquidity
As of December 31, 2000, the Company's cash and cash equivalents totaled $1,736,617. In addition, the Company's working capital totaled $3,649,952. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. Net cash provided by operating activities totaled $1.18 million during the reporting period. This increase in cash was generated through the Company's net income for the period and a decrease in the Company's accounts receivables of approximately $600,000. These increases were partially offset by increased inventory deposits and estimated income tax payments. Management was concerned by the high accounts receivable balance and slow collection rate as of March 31, 2000. In response to these concerns, new collection procedures and personnel changes were implemented. As a result of these changes, the average days receivables improved from 62 days as of March 31, 2000 to 43 days as of December 31, 2000.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $108,000 for capital expenditures and approximately $256,000 to finance the purchase of treasury stock.

Forward Looking Statements
The Company will exhaust its remaining federal and state income tax loss carryforwards during the current fiscal year. As a result, the Company will begin paying the full federal and state corporate tax rates beginning April 1, 2001. Assuming similar or increased taxable income levels to those reported during the current fiscal year, that rate, would be approximately 42%.

Management is currently focusing on sustaining the Company's sales levels while improving product costs; however there can be no assurance that the Company will see sales growth comparable to that reported during the reporting period or that the Company will see cost savings.

  .                                     10

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

         (1)     Filed with Registration Statement on Form S-18, No.33-51980-LA, under the Securities Act of 1933, as declared effective on
                 December 17, 1992
         (2)     Filed with Form 10-KSB on July 13, 1995
         (3)     Filed with Form 10-KSB on July 2, 1996
         (4)     Filed with Form 10-QSB on November 14, 1996
         (5)     Filed with 10-KSB on September 26, 1997
         (6)     Filed with 10-QSB on August 11, 2000
         (*)     Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.



                                                   /S/ DIRK D. ANDERSON
Date:    February 9, 2000                          ___________________________
                                                   Dirk D. Anderson, CEO
                                                   (Principal Financial Officer)