Form 10KSB
period 2001-03-31
RECONDITIONED SYSTEMS INC
filed 2001-07-06
CIK 891915

Securities and Exchange Commission
                           Washington D. C. 20549

                                   Form 10-KSB

(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2001

                                       or

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________ to ___________.

                         Commission file number 0-20924

                           RECONDITIONED SYSTEMS, INC.
                 (Name of small business issuer in its charter)
           Arizona                              86-0576290
(State or other jurisdiction of                (IRS Employer
incorporation or organization)              Identification No.)

                     444 West Fairmont, Tempe, Arizona 85282
                     (Address of principal executive offices)
                                  480-968-1772
                 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
         Title of each class
Common stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended March 31, 2001 were $14,341,861.

As of July 2, 2001, the aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $1,414,832.

As of July 2, 2001, the number of shares outstanding of the Registrant's common stock was 1,165,750.

Portions of the Registrant's definitive Proxy Statement, dated July 10, 2001, are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format.       Yes ___No  X
                                                              ------

                                     PART I

Item 1.  Description of Business
--------------------------------
General
-------
Reconditioned Systems, Inc. ("RSI" or the "Company"), an Arizona corporation formed in March 1987, remanufactures and markets modular office workstations consisting of panels, work surfaces, file drawers, book and binder storage and integrated electrical components ("workstations"). The Company specializes in remanufacturing and marketing workstations originally manufactured by Haworth, Inc. ("Haworth"). RSI purchases used workstations from manufacturers, dealers, brokers, and end-users throughout the United States through competitive bids or directly negotiated transactions. After purchasing used workstations, the Company transports them to its manufacturing facility in Tempe, Arizona, where it disassembles and inventories the workstations by component parts, stores, and, upon receipt of purchase orders, reconditions and reassembles the workstations. The Company sells the remanufactured workstations throughout the United States to dealers and end-users.

There are more than 50 manufacturers of new workstations in the United States. Steelcase, Inc. ("Steelcase"), Herman Miller, Inc. ("Herman Miller"), and Haworth constitute the dominant manufacturers, controlling a majority of the market for new workstations. Steelcase, Herman Miller, and Haworth have each created a unique system for connecting panels, electrical power and telecommunications raceways, resulting in virtually no interchangeability between their respective products. Due to this lack of interchangeability of dominant manufacturer parts, the Company has generally specialized in remanufacturing and marketing workstations originally manufactured by just one of the dominant manufacturers. The Company elected to specialize in remanufacturing and marketing workstations originally manufactured by Haworth as a result of the extensive experience of the Company's founders with Haworth workstations.

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

Principal Line of Business
--------------------------
The Company's principal line of business is the sale of remanufactured Haworth workstations. Historically, these sales have accounted for approximately 70 - 80% of the Company's revenues. For the year ended March 31, 2001, these sales represented 69% of the Company's revenues.

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

Other Lines of Business
-----------------------
The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations; selling new office furniture produced by other manufacturers (primarily desks, files, and chairs); installing workstations, and remanufacturing product already owned by customers. Historically, these other lines of business have accounted for approximately 20 - 30% of the Company's revenues. For the year ended March 31, 2001, these sales represented 31% of the Company's revenues.

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

Inventory and Sources of Supply
-------------------------------
The Company purchases used Haworth workstations throughout the United States through competitive bids or private negotiations with new workstation manufacturers and dealers, used workstation brokers, and end-users. The Company then transports the used Haworth workstations to its facility in Tempe, Arizona, where it disassembles, inventories by component part, and stores the used Haworth workstation components until purchase orders are received which require the various component parts. The Company also inventories new workstation components purchased from Haworth dealers, clone workstation components, and raw materials used in the remanufacturing process. These raw materials include items such as fabric, particleboard, laminate and paint.

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

Remanufacturing Process
-----------------------
The Company's remanufacturing process for used Haworth workstations includes sanding, painting, laminating, and reupholstering. The remanufacturing process also includes replacing certain components with new components purchased from Haworth dealers, clone components purchased from various vendors, or new components manufactured by the Company from raw materials. The Company's facility in Tempe, Arizona includes all of the equipment required to recondition workstations, including closed and open paint booths, a paint drying booth, sanding equipment, saws and laminating equipment.

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

Competition
-----------
In purchasing used Haworth workstations, the Company competes with used workstation brokers and other entities that recondition Haworth workstations. Even though the Company may not be the highest bidder for an end-user's used Haworth workstations, it may still have the opportunity to purchase them at a slightly higher cost if the highest bidder was a used workstation broker who is simply trying to make a small profit without actually taking possession of the used Haworth workstations. The Company attempts to procure the used Haworth workstations directly from end-users so as to avoid the middleman (used workstation brokers) and to obtain these used Haworth workstations at the lowest possible cost.

The market for workstations is highly competitive. The Company competes with new workstation manufacturers, their dealers, and other reconditioners in the sale of its remanufactured Haworth workstations. New workstation manufacturers and their dealers have certain competitive advantages over the Company including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to all component parts, and the fact that if everything is equal (price, lead-time, etc.), most people would choose new workstations over remanufactured workstations. The Company has certain competitive advantages over new workstation manufacturers and their dealers. On orders of 100 workstations or less, the Company's pricing is usually significantly less than pricing on new "Grade A" workstations ("Grade A" workstations are considered to be those workstations manufactured by Haworth, Herman Miller and Steelcase) and the quality of the Company's remanufactured Haworth workstations exceeds that of new "Grade B" workstations. In addition, the Company can produce and install fully remanufactured Haworth workstations within two to three weeks as compared to standard lead-times of approximately six to eight weeks for the new workstation manufacturers. The Company believes that its remanufacturing services are more comprehensive than most other reconditioners. This results in a competitive advantage for the Company because it has the ability to produce more remanufactured workstations and higher quality remanufactured workstations than most other reconditioners. The Company is facing increased competition from "bargain" newly manufactured product lines. There are no significant barriers to entry into the markets served by the Company. An increase in competition from existing competitors or the entry of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

In an effort to increase the Company's ability to compete in this changing marketplace, beginning in October 1999, the Company became an authorized dealer of Teknion, a manufacturer of new modular office furniture and expanded its line of filing, seating, lighting and other office furniture accessories. In June 2000, the Company became an authorized dealer of Paoli Office Furniture, a manufacturer of executive freestanding office furniture and tables. The Company offers the Teknion and Paoli lines as an alternative to its remanufactured Haworth workstations. There can be no assurance that the Company will be able to compete successfully in the new modular office furniture market.

Distribution
------------
The Company markets its products on a wholesale basis to furniture dealerships, design firms and installation companies throughout the United States. The Company also markets on a retail basis to end-users primarily in Arizona. The Company maintains a retail showroom in its Tempe, Arizona facility. In recent years, the Company's wholesale sales have comprised as much as approximately 65% of the Company's total sales. For the year ended March 31, 2001, wholesale sales accounted for 49% and retail sales totaled 51% of the Company's total sales. The Company maintains a broad customer base and is not dependent on any one customer. The Company employs three full-time employees who concentrate on telemarketing and servicing its wholesale sales, and seven full-time retail salespeople who concentrate on retail sales in the greater Phoenix, Arizona area.

Personnel
---------
The Company currently has 74 full-time employees of whom 47 are production personnel directly involved in the remanufacturing process, 5 are in the installation department, 13 are in the sales and design departments, and 9 are management and administrative personnel. The Company believes that its ability to grow and attain its desired profitability levels depend on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has an employment agreement, which includes severance benefits, with its Chief Executive Officer (see Item 10 - Executive Compensation.) None of the Company's personnel are covered by a collective bargaining agreement, and the Company has never suffered a work stoppage. The Company considers its relations with its employees to be excellent.

Environmental Regulations
-------------------------
The Company's operations are subject to a variety of federal, state, and local environmental laws and regulations, including those governing air quality, water quality, and hazardous materials. The Company's principle environmental concerns relate to the handling and disposal of paints, solvents, and related materials in connection with product finishes and composite fabrication. The Company contracts with various independent waste disposal companies for services. The Company may be exposed to certain environmental liabilities which may or may not be covered by the insurance of the independent contractors or by the Company's own insurance.

The Company believes that it has been operating in substantial compliance in all material respects with existing environmental laws and regulations and that the costs and effects of such compliance are not material. The Company cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, or more vigorous enforcement policies or regulatory agencies, could require substantial expenditures by the Company and could adversely affect its business, financial condition and results of operations.

Item 2.  Description of Property
--------------------------------
The Company presently leases a 58,500 square foot facility in Tempe, Arizona that houses its corporate offices, its remanufacturing operations, its warehouse space and its showroom space. The current lease on the Tempe facility expires April 2006. The Company believes its existing facilities are adequate for its current and projected sales volumes. In addition, the Company believes suitable additional space will be available as needed.

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


Item 3.  Legal Proceedings
--------------------------
The Company is not party to any pending legal proceedings other than routine litigation incidental to the business.

Item 4.  Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------
No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "RESY." The following table sets forth the high and low closing sales price, as reported by the Nasdaq Small Cap Market, in dollars per share for the quarters then ended:


                                           Common Stock
                                  --------------------------------

       Date                    Low                         High
       ------             -------------               -------------

       June, 1999              2.50                        3.91
       September, 1999         2.63                        3.88
       December, 1999          2.13                        3.00
       March, 2000             2.19                        3.38
       June, 2000              2.25                        3.13
       September, 2000         2.50                        3.13
       December, 2000          2.69                        3.38
       March, 2001             2.81                        3.38



The total number of shares of Common Stock of the Company outstanding as of July 2 was 1,165,750. As of the close of business on June 8, 2001, the number of record holders of the Company's Common Stock was 44 and the number of holders of the Company's Common Stock including beneficial holders of stock held in street name was estimated to be 400.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk that the Company may not be able to cut costs and maintain profitability, and the risk of decreased sales revenues. In addition, the Company's business, operations and financial condition are subject to substantial other risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

Results of Operations
---------------------
SALES REVENUE
The Company had sales for the fiscal year ended March 31, 2001 (the "reporting period") of $14,341,861. This compares to $10,948,549 for the fiscal year ended March 31, 2000 (the "comparable period"), resulting in an increase of $3,393,312 or approximately 31%.

Retail sales totaled $7,297,070, an increase of $2,263,105 or 45% over the comparable period. This increase was primarily a result of the Company's continued focus on developing its retail business operations and improved revenues industry-wide. In October 1999, the Company remodeled its offices, opened a new retail showroom, and began doing business as "Total Office Interiors." The primary focus of this marketing program was to change the Company's image in the Phoenix marketplace from that of a used furniture refurbisher to that of a full service office furniture dealership in an effort to increase retail sales. Along with the new name and showroom facilities, the Company expanded its new product line and became an authorized dealer of Teknion, Paoli, Superior, United Chair and Office Chairs, Inc., manufacturers of new office furniture and seating. Increased name recognition and referrals helped the Company to see improved revenues during the reporting period.

Wholesales sales totaled $7,044,791, an increase of $1,130,207 or 19% over the comparable period. This increase is consistent with the significant growth experienced industry-wide. Market sources reported record sales for the office furniture industry during the calendar year ended December, 2000, with sales slowing for the quarter ended March 31, 2001.

GROSS MARGIN
The Company's gross profit margin for the reporting period was 21.95%, as compared to 25.88% for the comparable period. Retail gross profit margins decreased from 28.9% for the comparable period to 24.1% for the reporting period, primarily as a result of increased new product sales. Retail sales of new furniture nearly doubled in the reporting period over the new furniture sales in the comparable period to approximately 30% of the total retail sales. The Company's typical gross margin on new furniture sales is lower than that on remanufactured furniture. Wholesale gross profit margins were down over the comparable period, from 22.5% to 19.7% in the reporting period. Increased competitive pressures from "bargain" new furniture manufacturers forced wholesale pricing down.

OPERATING EXPENSES
The Company's selling and administrative expenses net of severance charges (see
Note 8 of the Audited Financial Statements) decreased from 17% in the comparable period to 13.8% in the reporting period. The Company's fixed costs represented a lower percentage of sales as a result of the increased sales volume generated in the reporting period.

SEVERANCE CHARGES
Effective September 30, 1999, the Company entered into an agreement with and accepted the resignation of Wayne R. Collignon, the Company's former President and Chief Executive Officer (CEO).

On February 23, 2000, Mr. Collignon filed a lawsuit against the Company in the Superior Court of the State of Arizona. The suit alleged breach of the above-mentioned agreement and violation of certain Arizona statutes relating to the payment of wages. The suit sought relief in the amount of approximately $348,000 and reimbursement of attorneys' fees and court costs. Subsequently, Mr. Collignon and the Company settled the lawsuit.

As a result of the settlement and the original agreement, the Company recorded a total charge to operating income in the comparable period of $332,984. Confidentiality provisions in the settlement with Mr. Collignon prevent the Company from disclosing any further details regarding this transaction.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consist primarily of interest income, improved by $26,778 or 40.7% from the comparable period to the reporting period. This increase was primarily a result of additional interest income generated by the Company's surplus cash reserves.

Income Taxes
------------
As of March 31, 2001, the Company had exhausted the balance of its federal and state loss carryforwards and had income tax expense of $377,715 in the reporting period. The Company's taxable income in the comparable period was fully offset by tax loss carryforwards. Now that the Company has used all of its federal and state tax loss carryforwards, the Company will begin paying the full federal and state corporate tax rates beginning April 1, 2001. Assuming similar taxable income levels to those reported for the current fiscal year, that rate would be approximately 45%.

Financial Condition and Liquidity
---------------------------------
Cash Flows from Operating Activities. Net cash provided by operating activities totaled approximately $1.4 million for the reporting period as compared to approximately $360,000 for the comparable period. Net cash provided by operating activities excluding the one-time severance charges of $332,984 was approximately $600,000 for the comparable period. In addition to the approximately $990,000 of cash flows from net income (net of depreciation and amortization expense), the Company was able to lower its accounts receivables by approximately $830,000 through the implementation of new credit and collection personnel and policies. This allowed the Company to invest approximately $245,000 in additional inventories, $100,000 in prepaid expenses and other current assets and to reduce short-term liabilities by approximately $30,000.

Cash Flows from Investing and Financing Activities. During the reporting period, net cash used by investing activities totaled approximately $131,000 primarily for the purchase of a short-term note receivable and fixed assets. Net cash used by financing activities totaled approximately $397,000, primarily for the purchase of treasury stock.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income net of treasury stock purchases and income taxes.

Management believes current working capital, cash reserves and cash flows from operations are adequate to fund all planned expenditures without the need for outside financing. In addition, the Company has $1,000,000 in available borrowings on its line of credit with M&I Thunderbird Bank (see Note 7 of the Audited Financial Statements.)

Forward Looking Statements
--------------------------
Fiscal year 2001 was a record earnings year for the Company. Consistent with the general slowing of the U.S. economy, the Company anticipates a significant decrease in sales revenues for the quarter ending June 30, 2001 as compared to the comparable quarter ended June 30, 2000. Despite this current downturn, management is hopeful the Company will generate level sales for the fiscal year end 2002; however, there is no guarantee that the Company will be able to do so. Management is currently implementing cost control strategies in an effort to remain profitable at lower sales levels, while maintaining the infrastructure built over the past few years, which enabled the Company to achieve 30-35% sales growth. With this strategy in place, the Company believes it can weather the current industry slowdown and retain the strength and flexibility necessary to meet demand when the economy recovers.

Item 7.  Financial Statements
-----------------------------



                          INDEPENDENT AUDITORS' REPORT

To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the balance sheet of Reconditioned Systems, Inc. as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 2001, and the results of its operations, stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Reconditioned Systems, Inc. as of March 31, 2000 were audited by other auditors whose report dated April 27, 2000, expressed an unqualified opinion on those statements. On June 29, 2001, the predecessor accountants withdrew their opinion relating to the audit of the March 31, 2000 financial statements. (See Footnote Number 13 - Management's Position on the March 31, 2000 Audit.)


Moffitt & Company, PC
Scottsdale, Arizona

July 3, 2001



                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 2001 and 2000



                                                                                  2001                  2000
                                                                                  ----                  ----
                                                   ASSETS

Current Assets:
       Cash and cash equivalents (Notes 1, 2 and 3)                         $1,839,284             $920,778
       Accounts receivable (Notes 1 and 7)                                   1,227,241            2,055,151
       Note receivable (Note 4)                                                 50,000                    0
       Inventory (Notes 1 and 7)                                             1,434,319            1,191,173
       Prepaid expenses and other current assets                               193,680               54,372
                                                                               -------               ------

                    Total current assets                                     4,744,524            4,221,474
                                                                             ---------            ---------

Property and Equipment, net:   (Note 1, 6 and 7)                               249,861               262,543
                                                                               -------               -------

Other Assets (Note 1):
       Note receivable - officer (Notes 3 and 5)                                75,000               75,000
       Refundable deposits                                                      12,896               13,036
       Other                                                                    23,760               73,745
                                                                                ------               ------

                                                                               111,656              161,781
                                                                               -------              -------


Total Assets                                                                 $5,106,041           $4,645,798
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $598,001             $717,148
       Customer deposits                                                        68,722               26,309
       Accrued expenses and other current liabilities                          340,883              293,544
                                                                               -------              -------

                    Total current liabilities                                1,007,606            1,037,001
                                                                             ---------            ---------

Stockholders' Equity:
       Common stock, no par value; 20,000,000
            shares authorized, 1,473,834 shares issued, and                  4,588,844            4,587,576
            1,174,250 and 1,327,684 shares outstanding,
             respectively
       Retained earnings/(accumulated deficit)                                 267,460             (619,566)
                                                                               -------             ---------

                                                                             4,856,304            3,968,010
       Less: treasury stock, 299,584 and 146,132 shares
                respectively, at cost                                        (757,869)             (359,213)
                                                                             ---------             ---------

                                                                             4,098,435            3,608,797
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $5,106,041           $4,645,798
                                                                             ==========           ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000

                                                                                              2001            2000
                                                                                              ----            ----


Sales                                                                                   $14,341,861    $10,948,549

Cost of sales                                                                            11,193,591      8,114,580
                                                                                         ----------      ---------

Gross profit                                                                              3,148,270      2,833,969

Selling & administrative expenses                                                         1,976,155      1,865,787
Severance charges (Note 8)                                                                        0        332,984
                                                                                                  -        -------

Income from operations                                                                    1,172,115        635,198

Other income (expense):
          Interest income                                                                    83,690         63,055
          Other                                                                               8,936          2,793
                                                                                              -----          -----

Net income before income taxes                                                            1,264,741        701,046

Provision for income taxes                                                                  377,715              0
                                                                                            -------              -

Net income                                                                                 $887,026       $701,046
                                                                                           ========       ========

Basic earnings per share (Notes 1 and 12)                                                  $   0.71       $   0.51
                                                                                           ========       ========

Basic weighted average number
          of shares outstanding                                                           1,257,909      1,372,935
                                                                                          =========      =========

Diluted earnings per common
         and common equivalent share
         (Notes 1 and 12)                                                                   $  0.64        $  0.46
                                                                                            =======        =======

Diluted weighted average number
         of shares outstanding                                                            1,393,524     1,534,051
                                                                                          =========     =========











                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 2001 and 2000

                                    Common Stock      Common Stock         Retained
                                          Shares            Amount         Earnings       Treasury
                                                                          (Deficit)          Stock          Total
----------------------------       -------------- ----------------- ---------------- -------------- --------------

Balance at  March 31, 1999             1,473,816        $4,586,982       $(1,320,612)          $ -     $3,266,370

Purchase of Treasury
      Shares                           (150,000)                 -                -       (368,413)     (368,413)

Transfer of shares to ESPP
   Plan                                    3,868               594                -          9,200          9,794

Net income                                     -                 -           701,046            -         701,046
                                   -------------- ----------------- ----------------- ------------ ---------------


Balance at  March 31, 2000             1,327,684        $4,587,576         $(619,566)   $(359,213)     $3,608,797

Purchase of Treasury
      Shares                           (154,634)                 -                  -    (401,522)      (401,522)

Transfer of shares to
      ESPP Plan                            1,200             1,268                  -        2,866          4,134

Net income                                     -                 -           887,026             -        887,026
                                   -------------- ----------------- ----------------- ------------- --------------

Balance at  March 31, 2001             1,174,250        $4,588,844           $267,460   $(757,869)     $4,098,435
                                   ============== ================= ================== ============ ==============


















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000

                                                                                          2001          2000
                                                                                          ----          ----

Cash Flows from Operating Activities:

        Cash received from customers                                                $15,177,707     $10,588,073
        Cash paid to suppliers and employees                                        (13,431,540)    (10,287,962)
        Income taxes paid                                                              (382,891)              0
        Interest received                                                                83,690          63,055
                                                                                         ------          ------

                 Net cash provided by operating
                 activities                                                           1,446,966        363,166
                                                                                      ---------        -------

Cash Flows from Investing Activities:

        Purchase of short-term note receivable                                         (50,000)              0
        Purchase of property and equipment                                             (84,908)       (173,270)
        Other                                                                            3,836         (13,825)
                                                                                         -----         --------

                 Net cash used by investing
                 activities                                                           (131,072)       (187,095)
                                                                                      ---------       ---------

Cash Flows from Financing Activities:

        Purchase of Treasury Stock                                                    (401,522)       (368,412)
        Transfers to ESPP Plan                                                           4,134           9,794
                                                                                         -----           -----

                 Net cash used by financing
                 activities                                                           (397,388)       (358,618)
                                                                                      ---------       ---------


Increase (Decrease) in cash and cash equivalents                                        918,506       (182,547)
Cash and cash equivalents at beginning of
   period                                                                               920,778       1,103,325
                                                                                        -------       ---------

Cash and cash equivalents at end of period                                           $1,839,284        $920,778
                                                                                     ==========        ========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements




                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For the Years Ended March 31, 2001 and 2000

                                                                                   2001                      2000
                                                                                   ----                      ----

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

Net Income                                                                     $887,026                  $701,046

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                         104,314                    84,816
          Provision for doubtful accounts                                         1,000                   (5,000)
          Non-cash portion of severance charges (Note 8)                              0                    80,484

Changes in assets and liabilities:

          Accounts receivable                                                   826,910                 (358,269)
          Inventory                                                           (243,146)                 (281,551)
          Prepaid expenses and other assets                                    (99,743)                  (28,988)
          Accounts payable and accrued expenses                                (29,395)                   170,628
                                                                               --------                   -------

          Net cash provided by operating activities                          $1,446,966                  $363,166
                                                                             ==========                  ========


Non-Cash Investing and Financing Activities:

During the years ended March 31, 2001 and 2000, the Company did not have any non-cash investing or financing activities.



















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statement
--------------------------------------------------------------------------------

                                  Note 1.
       Summary of Significant Accounting Policies, Nature of Operations,
                          and Use of Estimates
--------------------------------------------------------------------------------

Nature of Business:
         Reconditioned Systems, Inc. ("RSI" or the "Company"), is a corporation which was incorporated in the State of Arizona in March 1987. The principal business purpose of the Company is the remanufacturing and sale of office workstations comprised of panel systems to customers located throughout the country. In addition, the Company markets new workstations, filing, seating, lighting and other office furniture accessories.

Pervasiveness of Estimates:
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Accounts Receivable - Trade:
         The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At March 31, 2001 and 2000, the Company has established an allowance for doubtful accounts in the amount of $27,000 and $26,000, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of cost (weighted-average method) or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 2001 and 2000, the Company had established a reserve for damaged and obsolete inventory in the amount of $50,000.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 1.
         Summary of Significant Accounting Policies, Nature of Operations,
                             and Use of Estimates
                                   (Continued)
--------------------------------------------------------------------------------

Property and Equipment:
         Property and equipment are recorded at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the assets and related depreciation accounts are relieved of applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Depreciation is generally provided for on the straight-line basis over the following estimated useful lives of the assets:

                                                                      Years
                                                                      -----
        Machinery and equipment                                       5 - 7
        Office furniture and equipment                                3 - 7
        Leasehold improvements                                        Lease term
        Vehicles                                                      4 - 5
        Showroom furniture                                            1 - 2

Long-Lived Assets:
         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

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

         During 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Under this plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 10% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 200,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the years ended March 31, 2001 and 2000, 1,200 and 3,868 shares were issued to employees under the Plan, respectively.

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

Advertising:
         All direct advertising costs are expensed as incurred. The Company charged to operations $103,055 and $142,799 in advertising costs for the years ended March 31, 2001 and 2001, respectively.
--------------------------------------------------------------------------------

                                     Note 2.
                                 Concentrations
--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 2001, the Company had approximately $2,035,000 of uninsured cash.

In addition, the Company specializes in remanufacturing one particular original equipment manufacturer's (OEM) line of office workstations. The business is dependent upon a readily available supply of new parts, as well as used product.
--------------------------------------------------------------------------------

                                     Note 3.
                       Fair Value of Financial Instruments
--------------------------------------------------------------------------------

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                                     March 31, 2001                     March 31, 2000
                                                     --------------                     --------------

                                            Carrying                            Carrying
                                            Amount            Fair Value        Amount           Fair Value


Cash and cash equivalents                   $1,839,284        $1,839,284        $920,778         $920,778


The carrying amount approximates fair value of cash and short-term instruments. The fair value of the Note receivable - officer cannot be determined due to its related party nature.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                     Note 4.
                                 Note Receivable
--------------------------------------------------------------------------------

As of March 31, 2001, the Company held an interest in an $800,000 uncollateralized note receivable from Vulcan Minerals & Energy, Inc. payable in full on or before August 28, 2001. The Company entered into this note along with a group of other investors. The Company's portion of the note receivable is $50,000. Interest on the note accrues at a rate of 6% per annum payable monthly beginning April 2, 2001.

--------------------------------------------------------------------------------

                                     Note 5.
                            Note Receivable - Officer
--------------------------------------------------------------------------------

As of March 31, 2001, the Company had a $75,000 note receivable from an officer payable in one payment on or before December 19, 2002, and collateralized by 50,000 shares of the Company's Common Stock. Interest on the note accrues at a rate equal to that of the company's lenders' base rate plus 2.5%, payable annually beginning December 19, 1998. For the years ended March 31, 2001 and 2000, the Company earned approximately $6,300 and $7,300 interest on this note, respectively.

--------------------------------------------------------------------------------

                                     Note 6.
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                        March 31,
                                                  2001                2000
                                                  ----              --------

Office furniture and equipment                    $243,587          $271,255
Machinery and equipment                            152,389           121,327
Leasehold improvements                              31,806            34,612
Vehicles                                            50,922            36,922
Showroom furniture                                  11,928            21,512
                                                ----------        ----------

                                                   490,632           485,628
Accumulated depreciation                          (240,771)         (223,085)
                                                ----------          ---------

                                                  $249,861          $262,543
                                                  ========          ========

Depreciation expense for the years ended March 31, 2001 and 2000 totaled $93,893 and $80,259, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                     Note 7.
                        Pledged Assets and Line of Credit
--------------------------------------------------------------------------------

As of March 31, 2001, the Company had a $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed seventy-five percent (75%) of eligible accounts receivables and thirty percent (30%) of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles which total $5,106,041. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. The line of credit matures on July 31, 2001.

As of March 31, 2001, the Company had no outstanding borrowings on the line of credit and was in compliance with all of the covenants of the agreement.

--------------------------------------------------------------------------------

                                     Note 8.
                                Severance Charges
--------------------------------------------------------------------------------

Effective September 30, 1999, the Company entered into an agreement with and accepted the resignation of Wayne R. Collignon, the Company's former President and Chief Executive Officer (CEO).

On February 23, 2000, Mr. Collignon filed a lawsuit against the Company in the Superior Court of the State of Arizona. The suit alleged breach of the above-mentioned agreement and violation of certain Arizona statutes relating to the payment of wages. The suit sought relief in the amount of approximately $348,000 and reimbursement of attorneys' fees and court costs. Subsequently, Mr. Collignon and the Company settled the lawsuit.

As a result of the settlement and the original agreement, the Company recorded a total charge to operating income of $332,984 for the year ended March 31, 2000. Confidentiality provisions in the settlement with Mr. Collignon prevent the Company from disclosing any further details regarding this transaction

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                     Note 9.
                           Operating Lease Commitments
--------------------------------------------------------------------------------

The Company leases remanufacturing, warehouse, showroom and office space in Tempe, Arizona, as well as certain equipment under non-cancelable operating lease agreements expiring at various times through April 2006. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs. The lease on the Tempe, Arizona facility expires April 2006.

The total minimum rental commitment due is as follows:

                  March 31,                                     Amount
                  ---------                                     -------
                  2002                                         $352,241
                  2003                                          358,330
                  2004                                          365,319
                  2005                                          372,307
                  2006                                          356,583
                  Subsequent                                     31,656
                                                                --------

                                                            $ 1,836,436


Rent expense under operating lease agreements for the years ended March 31, 2001 and 2000 was approximately $360,000 and $336,000, respectively.
--------------------------------------------------------------------------------

                                    Note 10.
                                  Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes consist of the following for the years ended March 31, 2001 and 2000:

                                            For the Year Ended
                                  March 31, 2001          March 31, 2000
                                  --------------          --------------
Federal
   Current                             $286,953                     $ 0
   Deferred                                   0                       0
                                      ---------                       -

                                        286,953                       0
                                        -------                       -
State
   Current                               90,762                       0
   Deferred                                   0                       0
                                        -------                       -

                                         90,762                       0
                                         ------                       -

Total                                  $377,715                      $0
                                       ========                      ==

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 10.
                                  Income Taxes
                                   (Continued
--------------------------------------------------------------------------------

The Company's income tax provisions differ from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation to the statutory federal income tax rate is as follows:
                                                      For the Year Ended
                                             March 31, 2001       March 31, 2000
                                             --------------       --------------

Income tax at statutory effective rate             $430,000            $238,000

Adjustments:

          NOL Carryforward                         (110,000)           (238,000)
          State taxes, net of federal benefit        31,000                   0
          Alternative minimum tax carryforward       26,715                   0
                                                     ------                   -

                                                   $377,715                 $ 0
                                                   ========                  ===


--------------------------------------------------------------------------------

                                    Note 11.
                              Common Stock Options
--------------------------------------------------------------------------------

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

During the year ended March 31, 2001 and 2000, the Board of Directors issued 5,000 and 4,000 common stock options, respectively to certain officers and directors with an exercise price of $3.00 and $2.63 per share, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 11.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

Following is a summary of the status of the outstanding stock options for employees, officers and directors during the year ended March 31, 2001 and 2000:

                                                                Weighted Average
                                        Number of Options         Exercise Price
                                        -----------------       ----------------
Outstanding as of April 1, 1999               308,400                  $1.05
        Granted                                 8,907                   2.63
        Exercised                                   0                      0
        Forfeited                            (102,100)                  1.04
                                            ---------                   ----

Outstanding as of March 31, 2000              215,207                  $1.13
        Granted                                15,112                   3.00
        Exercised                                   0                      0
        Forfeited                                   0                      0
                                               ------                      -

Outstanding as of March 31, 2001              230,319                  $1.25
                                              =======                  =====

Information relating to the stock options at March 31, 2001, summarized by exercise price, is as follows:

                      OUTSTANDING                                      EXERCISABLE

                    Weighted Average                                Weighted Average
                    ----------------                                ----------------
                      Remaining Life
         Shares              (Years)     Exercise Price          Shares       Exercise Price
         ------       --------------     --------------          ------       --------------

          6,300                 3.00              $3.00               0                    -
        200,000                 5.39              $1.00         200,000                $1.00
          8,907                 6.25              $2.63           4,000                $2.63
         15,112                 6.65              $3.00           5,000                $3.00
         ------                 ----              -----           -----                -----

        230,319                 5.43              $1.25         209,000                $1.08
        =======                 ====              =====         =======                =====


                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 11.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2001 and 2000. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented below:

                                                Year Ended         Year Ended
                                              March 31,2001      March 31,2000
                                              -------------      -------------

Net income:
     As reported                                 $887,026            $701,046
     Pro forma                                   $865,967            $692,046

Earnings per share:
     Basic:
          As reported                              $ 0.71              $ 0.51
          Pro forma                                $ 0.69              $ 0.50

     Diluted:
          As reported                              $ 0.64              $ 0.46
          Pro forma                                $ 0.62              $ 0.45

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001 and 2000: expected life of options of 7.25 years, expected volatility of 31% in 2001 and 40% in 2000, risk-free interest rates of 5% in 2001 and 8% in 2000, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 and 2000 approximated $1.12 and $1.47, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 12.
                               Earnings Per Share
--------------------------------------------------------------------------------

For the years ended March 31, 2001 and 2000, the following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                            March 31,
                                                      2001           2000
                                                      ----           ----
Basic EPS

Net Income                                          $887,026       $701,046
                                                    ========       ========

Weighted average number of shares outstanding      1,257,909      1,372,935

Basic earnings per share                               $0.71          $0.51
                                                       =====          =====

Diluted EPS

Net Income                                           $887,026       $701,046
                                                     ========       ========

Weighted average number of shares outstanding       1,257,909      1,372,935

Effect of dilutive securities:
  Stock options                                       135,615        161,116
                                                      -------        -------

Total common shares + assumed conversions           1,393,524      1,534,051

Diluted earnings per share                              $0.64          $0.46
                                                        =====          =====

--------------------------------------------------------------------------------

                                    Note 13.
                Management's Position on the March 31, 2000 Audit
--------------------------------------------------------------------------------

On June 8, 2001, the Company's former principal independent accountant, Semple & Cooper, LLP resigned. Semple & Cooper's reports on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 29, 2001, Semple & Cooper notified the Company they were withdrawing their opinions for the audits for the fiscal years ended March 31, 1999 and 2000. (See the Company's reports filed on Form 8-K dated June 15, 2001 and June 29, 2001.) It is management's opinion that the aforementioned audits were conducted in accordance with generally accepted auditing standards, that the former accountant's audit reports were unqualified and that Semple & Cooper has no justification for withdrawing their opinions. As such, the Company believes it is in compliance with Item 310 of Regulation S-B with regards to its audited financial statements.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

On June 8, 2001, the Registrant's former principal independent accountant, Semple & Cooper, LLP resigned. Semple & Cooper's reports on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 22, 2001, the Registrant appointed Moffitt & Company, PC as the principal independent accountant. (See the Registrant's filings on Form 8-K dated June 15, 2001, June 28, 2001 and June 29, 2001.)

                                    PART III

The information required by Items 9 - 11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held July 27, 2001.

         Material incorporated herein by reference and location in Proxy Statement for 2001 Annual Meeting:

Item No. Item Description                        Proxy Statement
-------------------------                        ----------------
9    Directors, Executive Officers, Promoters    Proposal One - Election of
     and Control Persons; Compliance with        Directors
     Section 16(a) of the Exchange Act

10   Executive Compensation                      Proposal One - Election of
                                                 Directors

11   Security Ownership of Certain               General Information - Security
     Beneficial Owners and Management            Ownership of Certain Principal
                                                 Stockholders and Management

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
The Company holds a $75,000 note receivable from Dirk D. Anderson, the Company's Chief Executive Officer. The funds provided by this note were used by the officer to purchase 50,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The note is payable in one payment on or before December 19, 2002, and is collateralized by the purchased shares of Common Stock. Interest on the note accrues at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)(1)  Exhibits
----------------
The following exhibits are filed herewith pursuant to Regulation S-B:

No.      Description                                                  Reference
---      -----------                                                  ---------
3.1      Articles of Incorporation of the Registrant,
         as amended and restated                                          3
3.2      Bylaws of Registrant, as amended and restated                    3
4.1      Form of Common Stock Certificate                                 1
4.5      Registration Rights Agreements                                   2
*4.9     Options issued to Wayne R. Collignon                             4
*4.10    Options issued to Dirk D. Anderson                               4
*4.11    Amendment to Options issued to Wayne R. Collignon                5
*4.12    Amendment to Options issued to Dirk D. Anderson                  5
*4.13    Options issued to Wayne R. Collignon                             5
*4.14    Options issued to Dirk D. Anderson                               5
*4.15    Options issued to Scott W. Ryan                                  5
*4.16    Options issued to Scott W. Ryan                                  5
*4.17    Options issued to Scott W. Ryan                                  9
*4.18    Options issued to Dirk D. Anderson                               9
*4.19    Options issued to Scott W. Ryan                                  9
*4.20    Options issued to Dirk D. Anderson                               9
10.1     Lease Agreement, dated April 12, 1990 between
         Boston Safe Depositand Trust Company, as Lessor, and
         Registrant as Lessee                                             1
10.33    Loan document between M&I Thunderbird Bank and the Registrant    6
*10.34   Agreement between Wayne R. Collignon and Registrant              7
*10.35   Severance between Wayne R. Collignon and Registrant              8
27	 Financial Data Schedule					  9
99	 Consent Letter from Moffitt & Company			          9

         (1) Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
         (2)  Filed with Form 10-KSB on July 13, 1995
         (3)  Filed with Form 10-KSB on July 2, 1996
         (4)  Filed with Form 10-KSB on November 14, 1996
         (5)  Filed with 10-KSB on September 26, 1997
         (6)  Filed with 10-KSB on August 11, 2000
         (7)  Filed with 10-KSB on November 16, 2000
         (8)  Filed with 10-KSB on June 28, 2000
         (9)  Filed herein
         (*)  Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed by the following persons on its behalf by the registrant and in the capacities and on the dates indicated.


                                                     Reconditioned Systems, Inc.



Date:    July 6, 2001                         /S/ Scott W. Ryan
                                              ---------------------------
                                              Scott W. Ryan
                                              Chairman

                                              /S/ Dirk D. Anderson
                                              ---------------------------
                                              Dirk D. Anderson
                                              Chief Executive Officer
                                              (Principal Accounting Officer)