Form 10-K/A
period 2001-03-31
RECONDITIONED SYSTEMS INC
filed 2001-07-18
CIK 891915

Securities and Exchange Commission
                           Washington D. C. 20549

                                   Form 10-KSB/A

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

July 3, 2001



                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 2001 and 2000


                                                                                                 (Unaudited)
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
                                                                             ==========           ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2001 and 2000
                                                                                                        (Unaudited)
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
                                                                                          =========     =========











                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 2001 and 2000

                                    Common Stock      Common Stock         Retained
                                          Shares            Amount         Earnings       Treasury
                                                                          (Deficit)          Stock          Total
----------------------------       -------------- ----------------- ---------------- -------------- --------------

Balance at  March 31, 1999             1,473,816        $4,586,982       $(1,320,612)          $ -     $3,266,370
   (Unaudited)

Purchase of Treasury
      Shares                           (150,000)                 -                -       (368,413)     (368,413)

Transfer of shares to ESPP
   Plan                                    3,868               594                -          9,200          9,794

Net income                                     -                 -           701,046            -         701,046
                                   -------------- ----------------- ----------------- ------------ ---------------


Balance at  March 31, 2000             1,327,684        $4,587,576         $(619,566)   $(359,213)     $3,608,797
   (Unaudited)

Purchase of Treasury
      Shares                           (154,634)                 -                  -    (401,522)      (401,522)

Transfer of shares to
      ESPP Plan                            1,200             1,268                  -        2,866          4,134

Net income                                     -                 -           887,026             -        887,026
                                   -------------- ----------------- ----------------- ------------- --------------

Balance at  March 31, 2001             1,174,250        $4,588,844           $267,460   $(757,869)     $4,098,435
                                   ============== ================= ================== ============ ==============


















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements



                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2001 and 2000
                                                                                                  (Unaudited)
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
                                                                                     ==========        ========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements




                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For the Years Ended March 31, 2001 and 2000
                                                                                                      (Unaudited)
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

In addition, the Company specializes in remanufacturing one particular original equipment manufacturer's (OEM) line of office workstations. The business is dependent upon a readily available supply of new parts, as well as used product.
--------------------------------------------------------------------------------

                                     Note 3.
                       Fair Value of Financial Instruments
--------------------------------------------------------------------------------

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                                                                        (Unaudited)
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

--------------------------------------------------------------------------------

                                     Note 6.
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                        March 31,
                                                                 (Unaudited)
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

                                                            $ 1,836,436


Rent expense under operating lease agreements for the years ended March 31, 2001 and 2000 was approximately $360,000 and $336,000, respectively.
--------------------------------------------------------------------------------

                                    Note 10.
                                  Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes consist of the following for the years ended March 31, 2001 and 2000:

                                            For the Year Ended
                                                            (Unaudited)
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
                                       ========                      ==

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 10.
                                  Income Taxes
                                   (Continued
--------------------------------------------------------------------------------

The Company's income tax provisions differ from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation to the statutory federal income tax rate is as follows:
                                                      For the Year Ended
                                                                   (Unaudited)
                                             March 31, 2001       March 31, 2000
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
                                                                   (Unaudited)
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

                                                            March 31,
                                                                  (Unaudited)
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


                                                     Reconditioned Systems, Inc.



Date:    July 18, 2001                         /S/ Scott W. Ryan
                                              ---------------------------
                                              Scott W. Ryan
                                              Chairman

                                              /S/ Dirk D. Anderson
                                              ---------------------------
                                              Dirk D. Anderson
                                              Chief Executive Officer
                                              (Principal Accounting Officer)