Form 10KSB/A
period 2001-03-31
RECONDITIONED SYSTEMS INC
filed 2001-07-27
CIK 891915

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

Item 7.  Financial Statements
-----------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the balance sheets of Reconditioned Systems, Inc. as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 2001 and 2000, and the results of its operations, stockholders' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/S/ Moffitt & Company, PC

Moffitt & Company, PC
Scottsdale, Arizona

July 27, 2001



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

Accounts Receivable - Trade:
         The Company provides for potentially uncollectible accounts receivable by use of the allowance method. The allowance is provided based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At March 31, 2001 and 2000 the Company has established an allowance for doubtful accounts in the amount of $27,000 and $26,000, respectively.

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

Advertising:
         All direct advertising costs are expensed as incurred. The Company charged to operations $103,055 and $142,799 in advertising costs for the years ended March 31, 2001 and 2000, respectively.
--------------------------------------------------------------------------------

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
                                                        =====          =====

--------------------------------------------------------------------------------

                                    Note 13.
                                Subsequent Events
--------------------------------------------------------------------------------

On June 8, 2001, the Company's former principal independent accountant, Semple & Cooper, LLP resigned. Semple & Cooper's reports on the Company's financial statements for the past two years contained an unqualified opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 29, 2001, Semple & Cooper notified the Company they were withdrawing their opinions for the audits for the fiscal years ended March 31, 1999 and 2000. (See the Company's reports filed on Form 8-K dated June 15, 2001 and June 29, 2001.)

On July 5, 2001, Nasdaq notified the Company that as a result of Semple & Cooper withdrawing their audit opinion for the year ended March 31, 2000, the Company was no longer in compliance with Nasdaq Marketplace Rule 4815(b) and that the Company's securities were in jeopardy of being delisted from the Nasdaq Stock Market. On July 11, 2001, the Company formally requested a hearing to appeal the delisting of securities. The Company engaged Moffitt & Company to conduct an audit of the Company's financial statements for the year ended March 31, 2000 in order to correct the deficiency. As of the date of this report, the Company believes it has satisfied this deficiency.

On July 24, 2001, Nasdaq informed the Company that the Company's public float was not in compliance with the Marketplace Rules. The Company is taking action to correct this deficiency and expects to be in full compliance by the hearing date of August 2, 2001.

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


                                              Reconditioned Systems, Inc.



Date:    July 27, 2001                         /S/ Scott W. Ryan
                                              ---------------------------
                                              Scott W. Ryan
                                              Chairman

                                              /S/ Dirk D. Anderson
                                              ---------------------------
                                              Dirk D. Anderson
                                              Chief Executive Officer
                                              (Principal Accounting Officer)