Form 10QSB
period 2001-06-30
RECONDITIONED SYSTEMS INC
filed 2001-08-14
CIK 891915

14

                     U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                  Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X].




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 26, 2001, the number of shares outstanding of the Registrant's common stock was 1,163,676.


Transitional Small Business Disclosure Format.       Yes [ ]No[X]

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                  June 30, 2001

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             June 30, 2001 and 2000
                                   (Unaudited)

                                                                                  2001                  2000
                                                                                  ----                  ----

                                  ASSETS
Current Assets:
       Cash and cash equivalents                                            $1,642,597           $1,048,649
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately $28,000 and
          $79,000,  respectively                                             1,149,158            2,059,297
       Note receivable                                                          50,000                    0
       Inventory                                                             1,306,763            1,691,647
       Prepaid expenses and other current assets                               251,075              194,092
                                                                               -------              -------

                    Total current assets                                     4,399,593            4,993,685
                                                                             ---------            ---------

Property and Equipment, net:                                                   243,419               273,160
                                                                               -------               -------

Other Assets:
       Notes receivable - officer                                               75,000               75,000
       Refundable deposits                                                      12,896               13,036
       Other                                                                    21,785               31,813
                                                                                ------               ------

                                                                               109,681              119,849
                                                                               -------              -------

Total Assets                                                                 $4,752,693           $5,386,694
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $375,827           $1,152,997
       Customer deposits                                                        49,568               29,167
       Accrued expenses and other current liabilities                          242,939              400,998
                                                                               -------              -------

                    Total current liabilities                                  668,334            1,583,162
                                                                               -------            ---------

Stockholders' Equity:
       Common stock, no par value; 20,000,000 shares
               authorized, 1,473,834 issued and 1,163,676 and               $4,589,239           $4,588,259
              1,328,617 outstanding, respectively
       Retained earnings/(Accumulated deficit)                                 285,193             (427,690)
                                                                                                   ---------

                                                                             4,874,432            4,160,569
       Less: treasury stock, 310,158 and 145,217 shares
                respectively, at cost                                        (790,073)            (357,037)
                                                                             ---------            ---------

                                                                             4,084,359            3,803,532
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,752,693           $5,386,694
                                                                             ==========           ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                              2001            2000
                                                                                              ----            ----

Sales                                                                                   $2,238,969      $3,564,905

Cost of sales                                                                            1,758,703       2,824,829
                                                                                         ---------       ---------

Gross profit                                                                               480,266         740,076

Selling & administrative expenses                                                          477,518         480,048
                                                                                           -------         -------

Income from operations                                                                       2,748         260,028

Other income (expense):
          Interest income                                                                   19,988          15,643
          Other                                                                                (60)          5,746
                                                                                               ----          -----

Net income before provision for income taxes                                                22,676         281,417

Income tax expense                                                                           4,943          89,541
                                                                                             -----          ------

Net income                                                                                 $17,733        $191,876
                                                                                           -------        --------

Basic earnings per share (Notes 1 and 2)                                                  $   0.02         $  0.14
                                                                                          ========         =======

Basic weighted average number
          of shares outstanding                                                          1,170,123       1,327,694
                                                                                         =========       =========

Diluted earnings per common
         and common equivalent share
         (Notes 1 and 2)                                                                   $  0.01         $  0.13
                                                                                           =======         =======

Diluted weighted average number
         of shares outstanding                                                          1,309,657        1,469,750
                                                                                        ==========       =========





                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended March 31, 2001 and the Three Month Period Ended June 30, 2001
                                   (Unaudited)

                                   Common Stock     Common Stock       Retained
                                      Shares           Amount          Earnings        Treasury
                                                                       (Deficit)         Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------
Balance at March 31, 2000              1,327,684        $4,587,576       $(619,566)     $(359,213)     $3,608,797

Purchase of Treasury
      Shares                           (150,000)                 -                  -    (401,522)      (401,522)

Transfer of shares to
      ESPP Plan                            1,200             1,268                  -        2,866          4,134

Net income                                     -                 -           887,026             -        887,026
                                   -------------- ----------------- ----------------- ------------- --------------


Balance at March 31, 2001              1,174,250        $4,588,844           $267,460   $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (10,500)                 -                  -     (31,925)       (31,925)

Transfer of shares to
     ESPP Plan                               635               395                  -        1,511          1,906

Retirement of shares from
     ESPP Plan                             (709)                 -                  -      (1,790)        (1,790)

Net income                                     -                 -             17,733            -         17,733
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at June 30, 2001               1,163,676        $4,589,239           $285,193   $(790,073)     $4,084,359
                                   -------------- ----------------- ------------------ ------------ --------------


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                            2001             2000
                                                                                            ----             ----

Cash and cash equivalents provided/(used) by operating activities                     $(149,085)         $160,223

Cash and cash equivalents used by investing activities                                  (15,793)         (35,211)

Cash and cash equivalents provided / (used) by financing activities                     (31,809)            2,859
                                                                                        --------            -----

Increase/decrease in cash and cash equivalents                                         (196,687)          127,871

Cash and cash equivalents at beginning of period                                       1,839,284          920,778
                                                                                       ---------          -------

Cash and cash equivalents at end of period                                            $1,642,597       $1,048,649
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

Interim Financial Statements:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2002. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2001.

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          June 30,
                                                     2001           2000
                                                     ----           ----
Basic EPS

Net Income                                         $17,733       $191,876
                                                   =======       ========

Weighted average number of shares outstanding    1,170,123      1,327,694

Basic earnings per share                             $0.02          $0.14
                                                     =====          =====

Diluted EPS

Net Income                                         $17,733       $191,876
                                                   =======       ========

Weighted average number of shares outstanding    1,170,123      1,327,694

Effect of dilutive securities:
  Stock options                                    139,534        142,056
                                                   -------        -------

Total common shares + assumed conversions        1,309,657      1,469,750
                                                 =========      =========

Per Share Amount                                     $0.01          $0.13
                                                     =====          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to its increase sales volumes, the risk that the U.S. economy may not recover in the short-term and the risk that the Company's Atlanta, Georgia facility may not be profitable. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Results of Operations

SALES REVENUE
The Company reported sales revenue of approximately $2.24 million for the quarter ended June 30, 2001 (hereinafter the "reporting period") as compared to approximately $3.56 million for the quarter ended June 30, 2000 (hereinafter the "comparable period"), resulting in a decrease of $1.3 million or 37%. Management believes the decreased sales are a result of the downturn in the United States economy. The weak economy, coupled with increased corporate layoffs has resulted in a fewer office furniture sales industry-wide.

Retail sales totaled approximately $1.4 million during the reporting period, down 22.6% over the comparable period. The decreased retail sales were primarily due to a general market slowdown and a downturn in the Phoenix economy.

Wholesale sales were approximately $820 thousand for the reporting period and approximately $1.7 million for the comparable period, down 52.6%. Historically, a large percentage of the Company's wholesale sales have been to dealers in the Northern California area. As a result of the downturn in the United States economy, particularly in the high-tech industries prevalent in the Northern California region, the Company's wholesale operations experienced a greater percentage decline than the Company's retail operations.

GROSS MARGIN
The Company's gross profit margin for the reporting period improved slightly from 20.76% for the comparable period to 21.45% for the reporting period. This improvement was primarily attributable to lower product costs as a result of increased supply of used Haworth inventories available on the aftermarket. In addition, the Company's retail to wholesale sales-mix changed from 51% retail / 49% wholesale in the comparable period to 63% retail / 37% wholesale in the reporting period. As the gross margins on retail sales are typically higher than on wholesale sales, this helped to offset the effect of the Company's fixed costs at lower sales volumes.

OPERATING EXPENSES
The Company's selling expenses increased from 9% of sales in the comparable period to 12% of sales for the reporting period. This change is primarily a result of the effect of fixed costs at lower sales volumes and the increased percentage of retail to wholesale sales-mix. The Company's retail sales commissions generally are higher than those for wholesale sales.

The Company's administrative expenses increased from 4.7% of sales in the comparable period to 9% of sales in the reporting period. This increase was primarily a result of the expenses related to the Company's re-audit of its financial statements for the fiscal years ended March 31, 1999 and 2000 (see "Issues Related to Nasdaq" below).

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income, remained relatively consistent from the comparable period to the reporting period at $21,389 and $19,928, respectively.

Income Taxes
As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. Based on annualizing the earnings for the quarter ended June 30, 2000, the Company's income tax expense net of the remaining net operating loss carryforwards equated to an effective tax rate of approximately 32%. The Company fully exhausted its federal loss carryforwards during the fiscal year ended March 31, 2001. As a result of the lower income levels, the Company's income tax expense for the reporting quarter equated to an effective tax rate of approximately 22%. If the Company's earnings return to levels compatible with those reported for the year ended March 31, 2001, the Company's effective income tax rate will be approximately 45%.

Financial Condition and Liquidity
As of June 30, 2001, the Company's cash and cash equivalents totaled $1,642,597. In addition, the Company's net worth and working capital totaled $3,731,259 and $4,289,912, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. The Company used approximately $149,000 for operating activities during the reporting period. The Company's accounts payable and accrued expenses decreased by approximately $339,000, primarily a result of lower sales and purchases. However, the Company's accounts receivable and inventory were reduced during the reporting period by only approximately $206,000, and were partially offset by increased prepaid expenses of approximately $62,000. Slow first quarter collection of the Company's accounts receivable increased the average days receivables from 39 days for the quarter ended March 31, 2001 to 48 days for the reporting period. Management believes the Company's slow collections during the reporting period are temporary. The average days receivable as of July 31, 2001 were 42 and management expects the rate to continue to improve during August 2001.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $16,000 for capital expenditures and approximately $32,000 for treasury stock purchases.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income net of expenditures for any potential mergers or acquisitions. As of July 31, 2001, the Company's accounts receivable balances decreased nearly $279 thousand, bringing the Company's cash flows more in line with operating income.

Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

Issues Related to Nasdaq
In June 2001, the Company's former independent accountant, Semple & Cooper, LLP ("Semple"), resigned as a result of a fee dispute. In addition, Semple indicated they were not independent with respect to their audits of the Company's financial statements for the fiscal years ended March 31, 1999 and 2000, and therefore, were withdrawing their opinions related to those audits. As a result of Semple's withdrawal of their audit opinions, the Company was no longer in compliance with Nasdaq Marketplace Rules. In addition, as a result of the Company's stock buy-back program, the Company's public float was below the required level to meet Nasdaq requirements. On July 6, 2001, Nasdaq changed the Company's trading symbol to RESYE. To avoid delisting of the Company's stock, management requested a written hearing and agreed to re-audit the 1999 and 2000 financial statements. The Company has completed the re-audit of its financial statements for the fiscal year ended March 31, 2000 and has engaged its new accountants to complete the re-audit of the March 31, 1999 financial statements. In order to satisfy the public float requirement, the Company has approved a 5% stock dividend to shareholders of record on August 13, 2001. Upon completion of the March 31, 1999 re-audit and amendment of the Company's 10-KSB's for the years ended March 31, 1999 and March 31, 2000, management believes it will have satisfied all of the Nasdaq Marketplace Rules and the Company's listing should be secure. As of June 30, 2001, the Company had incurred or accrued approximately $45,000 in expenses related to the re-audits and Nasdaq's fee for the hearing.

Forward Looking Statements
Although the reporting period's sales revenues were well below budgeted forecasts, the Company was able to maintain profitability at the lower sales volumes. The Company is poised for a turnaround in the economy and has begun to see improvement in its sales levels. In July 2001, the Company booked orders of just over $1 million. Although this indicates the Company will see improved results for the second quarter, it is doubtful second quarter revenues will return to the level reported for the comparable quarter. Management is concentrating on cost controlling measures to continue to maintain profitability until revenues return to prior levels.

In an effort to see continued growth and counter the results of the slow economy, in July 2001, the Company launched a new sales office in Atlanta, Georgia. The Company secured a lease on 18,000 square feet of office and warehouse space and hired a seasoned Sales Manager familiar with the Atlanta market. Initially the Atlanta facility will serve as a satellite sales office with the majority of production completed in the Company's Tempe, Arizona location. As the economy improves and the Atlanta facility begins generating higher sales volume, production for Atlanta's orders will be shifted to the new facility. Management believes Atlanta is a strong market and offers an excellent opportunity for potential growth.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is not party to any pending legal proceeding other than routine litigation incidental to the business.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                                          Reference
---               -----------                                                          ---------

3.1      Articles of Incorporation of the Registrant, as amended and restated           3
3.2      Bylaws of Registrant, as amended and restated                                  3
4.1      Form of Common Stock Certificate                                               1
4.5      Registration Rights Agreements                                                 2
*4.9     Options issued to Wayne R. Collignon                                           4
*4.10    Options issued to Dirk D. Anderson                                             4
*4.11    Amendment to Options issued to Wayne Collignon                                 5
*4.12    Amendment to Options issued to Dirk D. Anderson                                5
*4.13    Options issued to Wayne R. Collignon                                           5
*4.14    Options issued to Dirk D. Anderson                                             5
*4.15    Options issued to Scott W. Ryan                                                5
*4.16    Options issued to Scott W. Ryan                                                5
*4.17    Options issued to Scott W. Ryan                                                7
*4.18    Options issued to Dirk D. Anderson                                             7
*4.19    Options issued to Scott W. Ryan                                                7
*4.20    Options issued to Dirk D. Anderson                                             7
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee                         1
10.33    Loan document between M&I Thunderbird Bank and the Registrant                  6


         (1)      Filed with Registration Statement on Form S-18, No. 33-51980-LA, under the
                  Securities Act of 1933, as declared effective on December 17, 1992
         (2)      Filed with Form 10-KSB on July 13, 1995
         (3)      Filed with Form 10-KSB on July 2, 1996
         (4)      Filed with Form 10-QSB on November 14, 1996
         (5)      Filed with 10-KSB on September 26, 1997
         (6)      Filed with 10-QSB on August 11, 2001
         (7)      Filed with 10-KSB on July 18, 2001
         (*)     Indicates a compensatory plan or arrangement

(b) Reports on Form 8-K:

On June 15, 2001, subsequently amended on July 23, 2001, the Company filed a Current Report on Form 8-K that announced by reference under Item 4 that the Company's former principal independent accountant, Semple & Cooper, LLP, resigned on June 8, 2001.

On June 28, 2001, subsequently amended on July 23, 2001, the Company filed a Current Report on Form 8-K that announced by reference under Item 4 that the Company had engaged Moffitt & Company, PC to serve as the Company's principal independent accountant.

On June 29, 2001, the Company filed a Current Report on Form 8-K that incorporated by reference under Item 4 a copy of Semple & Cooper, LLP's response letter to the U.S. Securities and Exchange Commission regarding the Company's announcement of their resignation as reported in the Company's Form 8-K originally filed on June 15, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    August 14, 2001               /S/ Scott W. Ryan
                                       -----------------
                                       Scott W. Ryan, CEO


Date:    August 14, 2001               /S/ Dirk D. Anderson
                                       --------------------
                                       Dirk D. Anderson, COO
                                       (Principal Accounting Officer)