Form 10KSB/A
period 1999-03-31
RECONDITIONED SYSTEMS INC
filed 2001-08-27
CIK 891915

12

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1999.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1943 (NO FEE  REQUIRED)
     For the transition period from _______________ to ______________.

                         COMMISSION FILE NUMBER 0-20924

                           RECONDITIONED SYSTEMS, INC.
                  (Name of small business issuer in its charter)

          ARIZONA                                 86-0576290
(State or other jurisdiction       (IRS Employer Identification Number)
of incorporation or organization)

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

Transitional Small Business Disclosure Format
         Yes [ ] No [X]

Item 7.  Financial Statements
-----------------------------




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the accompanying balance sheet of Reconditioned Systems, Inc. as of March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Reconditioned Systems, Inc. as of March 31, 1998, were audited by other auditors whose report dated May 5, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the March 31, 1999 financial statements referred to above present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Moffitt & Company, PC

Scottsdale, AZ

August 8, 2001

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 1999 And 1998

                                                                                   1999                       1998
                                                                                   ----                       ----
                                     ASSETS
                                     ------

Current Assets:
   Cash and cash equivalents (Notes 1, 2 and 3)                                 $1,103,325                $733,031
   Accounts receivable (Notes 1, 6 and 7)                                        1,691,882                 962,122
   Inventory (Notes 1, 6 and 7)                                                    909,622                 925,258
   Prepaid expenses and other current assets                                        51,002                  58,885
                                                                                    ------                  ------

         Total Current Assets                                                    3,755,831               2,679,296
                                                                                 ---------               ---------

Property And Equipment: (Notes 1, 5, 6 And 7)                                      189,173                 134,728
                                                                                   -------                 -------

Other Assets:
   Notes receivable - officers (Notes 3 and 4)                                     150,000                 150,000
   Refundable deposits                                                              13,036                  13,930
   Other                                                                            24,703                   4,204
                                                                                    ------                   -----

                                                                                   187,739                 168,134

                                                                                $4,132,743              $2,982,158
                                                                                ==========              ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt (Note 7)                                $        0              $   33,786
   Accounts payable                                                                557,662                 444,900
   Customer deposits                                                                22,635                  44,530
   Accrued expenses and other current liabilities                                  286,076                 243,388
                                                                                   -------                 -------

         Total Current Liabilities                                                 866,373                 766,604
                                                                                   -------                 -------

Commitments (Note 8)                                                                     0                       0
                                                                                         -                       -

Stockholders' Equity: (Notes 10 And 12):
   Common stock, no par value; 20,000,000 shares
      shares authorized                                                         $4,586,982              $4,586,982
   Accumulated deficit                                                          (1,320,612)             (2,367,674)
                                                                               ------------             -----------

                                                                                 3,266,370               2,219,308
   Less: treasury stock, 134 shares, at cost                                             0                  (3,754)
                                                                                         -                  -------

                                                                                 3,266,370                2,215,554
                                                                                 ---------                ---------

                                                                                 4,132,743               $2,982,158
                                                                                ==========               ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For The Years Ended March 31, 1999 And 1998




                                                                                   1999                1998
                                                                                   ----                ----

Sales                                                                           $11,042,451         $9,583,441

Cost of sales                                                                     8,396,278          7,168,365
                                                                                  ---------          ---------

Gross profit                                                                      2,646,173          2,415,076

Selling and administrative expenses                                               1,600,257          1,564,819
Terminated merger costs (Note 12)                                                    50,588                  0
                                                                                     ------                  -

Income from operations                                                              995,328            850,257

Other income (expense):
   Interest income                                                                   49,083              9,771
   Interest expense                                                                  (1,276)           (20,173)
   Other                                                                              7,681               (325)
                                                                                      -----               -----

                                                                                     55,488            (10,727)
                                                                                     ------            --------

Income before income taxes                                                        1,050,816            839,530

Provision for income taxes (Note 9)                                                       0                  0
                                                                                          -                  -

Net income                                                                      $ 1,050,816         $  839,530
                                                                                ===========         ==========

Basic earnings per share (Notes 1 and 11)                                       $      0.71         $     0.57
                                                                                ===========         ==========

Basic weighted average number
   of shares outstanding                                                          1,473,880          1,473,950
                                                                                  =========          =========

Diluted earnings per common
   and common equivalent share (Notes 1 and 11)                                 $      0.62         $     0.51
                                                                                ===========         ==========

Diluted weighted average number
         of shares outstanding                                                    1,697,352          1,655,762
                                                                                  =========          =========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For The Years Ended March 31, 1999 And 1998


                                          Common         Common        Retained
                                           Stock         Stock         Earnings    Treasury
                                          Shares         Amount        (Deficit)     Stock          Total
                                          ------      ----------  --------------   ---------     -------------




Balance at March 31, 1997              1,473,950     $4,586,982     $(3,207,204)     $(3,754)      $1,376,024

Net Income                                     -              -         839,530            -          839,530

                                    ------------- -------------- --------------- ------------    ------------

Balance at March 31, 1998              1,473,950     $4,586,982     $(2,367,674)     $(3,754)      $2,215,554

Retirement of Treasury Shares
                                           (134)              -         (3,754)        3,754               -

Net Income                                     -              -       1,050,816            0       1,050,816
                                    ------------- -------------- --------------- ------------   ------------

Balance at March 31, 1999              1,473,816     $4,586,982    $(1,320,612)          $ -      $3,266,370
                                    ------------- -------------- --------------- ------------ ---------------





























                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For The Years Ended March 31, 1999 And 1998


                                                                 1999                       1998
                                                                 ----                       ----

Cash Flows from Operating Activities:

   Cash received from customers                              $10,319,727                 $9,620,081
   Cash paid to suppliers and employees                       (9,859,690)                (8,353,071)
   Interest received                                              49,083                      5,646
   Interest paid                                                  (1,276)                   (20,173)
                                                                  ------                    --------

         Net cash provided by operating
         activities                                               507,844                  1,252,483
                                                                  -------                  ---------

Cash Flows from Investing Activities:

   Loans to officers                                                     0                  (150,000)
   Purchase of property and equipment                             (103,590)                  (17,712)
   Other                                                              (174)                        0
                                                                      ----                         -

         Net cash used by investing
         activities                                               (103,764)                  (167,712)
                                                                  ---------                  ---------

Cash Flows from Financing Activities:

   Proceeds from credit line and long-term
      borrowings                                                          0                  2,643,000
   Principal payments on credit line, long-
      term borrowings and obligations
      under capital leases                                          (33,786)                (3,136,864)
                                                                    --------                -----------

         Net cash used by financing
                          activities                                (33,786)                  (493,864)
                                                                    --------                  ---------

Increase in cash and cash equivalents                               370,294                    590,907

Cash and cash equivalents at beginning of year                      733,031                    142,124
                                                                    -------                    -------

Cash and cash equivalents at end of year                        $ 1,103,325                 $  733,031
                                                                 ===========                ==========



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   For The Years Ended March 31, 1999 And 1998


                                                                                   1999                 1998
                                                                                   ----                 ----

Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

Net income                                                                      $1,050,816            $839,530

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                    48,790              68,256
   Provision for doubtful accounts                                                   1,000              (1,198)
   Loss on disposal of fixed assets                                                    355               2,704

Changes in assets and liabilities:

   Accounts receivable                                                            (730,760)             38,163
   Inventory                                                                        15,636              72,582
   Prepaid expenses and other assets                                               (11,548)            (32,837)
   Accounts payable and accrued expenses                                           133,555              65,283
                                                                                   -------              ------

      Net cash provided by operating
      activities                                                                  $507,844          $1,252,483
                                                                                  ========          ==========



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

Income Taxes:
         Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of the utilization of the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                           RECONDITIONED SYSTEMS, INC.
                    Notes To Financial Statements (Continued)

--------------------------------------------------------------------------------

                                     Note 2.
                                 Concentrations

--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 1999, the Company had approximately $1,123,340 of uninsured cash.

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

--------------------------------------------------------------------------------
                                     Note 3.
                       Fair Value Of Financial Instruments

--------------------------------------------------------------------------------
Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                               March 31, 1999                    March 31, 1998
                               --------------                    --------------
                              Carrying                    Carrying
                               Amount      Fair Value     Amount      Fair Value
                              ---------    ----------    ---------    ----------

Cash and cash equivalents    $1,103,325    $1,103,325     $733,031      $733,031

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

                           RECONDITIONED SYSTEMS, INC.
                    Notes To Financial Statements (Continued)
--------------------------------------------------------------------------------


                                     Note 5.
                             Property And Equipment

--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                    March 31,
                                             1999           1998
                                             ----           ----
     Office furniture and equipment        $258,840      $194,914
     Machinery and equipment                233,996       227,953
     Leasehold improvements                  42,304        36,682
     Vehicles                                36,054        13,632
                                             ------        ------
                                            571,194       473,181
     Accumulated depreciation              (382,021)     (338,453)
                                           --------     ---------

                                           $189,173      $134,728

Depreciation expense for the year ended March 31, 1999 totaled $48,790.

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

                           Reconditioned Systems, Inc.
                    Notes To Financial Statements (Continued)

--------------------------------------------------------------------------------
                                     Note 7.
                                 Long-Term Debt

--------------------------------------------------------------------------------


Long-term debt consists of the following:                            1998
                                                                     ----
8.25%  note  payable  to  M&I Thunderbird  Bank, due in
monthly installments of $3,440, including principal and
interest,   until  paid  in  full;   collateralized  by
accounts receivable, inventory, property and equipment,
and   intangibles.   In   connection   with  this  loan
agreement,  the Company has agreed to maintain  certain
financial  ratios and various  other  covenants.  As of
March 31,  1998,  the  Company was in  compliance  with
these financial ratios and other covenants                          $32,854

Capital lease obligations                                               932
                                                                        ---
                                                                     33,786
Less:  current portion                                              (33,786)
                                                                    --------

Long-term portion                                                   $      0
                                                                   ==========

--------------------------------------------------------------------------------

                                     Note 8.
                           Operating Lease Commitments

--------------------------------------------------------------------------------

The Company leases warehouse and office space in Tempe, Arizona, as well as certain equipment under non-cancelable operating lease agreements expiring at various times through March 2001. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs. The lease on the Tempe, Arizona facility expires March 2001.

The total minimum rental commitment due is as follows:

                         March 31,                       Amount
                         ---------                       ------

                           2000                         $332,709
                           2001                          333,058
                           2002                           27,801
                                                          ------

                                                        $693,568

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

                           RECONDITIONED SYSTEMS, INC.
                    Notes To Financial Statements (Continued)

--------------------------------------------------------------------------------
                                     Note 9.
                                  Income Taxes

--------------------------------------------------------------------------------
Deferred tax assets consist of the following components:

                                          March 31, 1999          March 31, 1998
                                          --------------          --------------
      Deferred tax assets:
         State loss carryforwards           $    72,000             $   175,000
         Federal loss carryforwards             338,000                 725,000
                                                -------                 -------

                                                410,000                 900,000
         Less:  valuation allowance            (410,000)               (900,000)
                                               --------                ---------
                                            $         0              $        0
                                           ============              ===========

The Company's income tax provisions differ from the amount computed by applying the federal statutory income tax rate to income before income taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                                                  March 31, 1999
                                                                  --------------
Income tax at statutory effective rate                                 $412,761

Adjustments:

         NOL Carryforward                                              (412,761)
                                                                        --------
                                                                    $         0
                                                                    ============



The Company's approximate net operating loss carryforwards and their respective expiration dates, are as follows:

                                        Amount                 Expiration
                                      --------                 ----------
            Federal                   $994,000                      2011
            Arizona                   $794,000                      2001


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

                           RECONDITIONED SYSTEMS, INC.
                    Notes To Financial Statements (Continued)

--------------------------------------------------------------------------------
                                    Note 10.
                              Common Stock Options
                                   (Continued)

--------------------------------------------------------------------------------

During the year ended March 31, 1998, the Board of Directors approved the 1997 Employee Stock Option Plan. The Plan authorizes the Company to grant incentive stock options to key employees of the Company. 50,000 shares of common stock are reserved for issuance pursuant to this Plan. During the year ended March 31, 1999, the Board of Directors issued 8,400 common stock options to key employees under this Plan with an exercise price of $3.00 per share.

Following is a summary of the status of the outstanding stock options for employees, officers and directors during the year ended March 31, 1999:

                                                              Weighted Average
                                   Number of Options           Exercise Price
                                   -----------------          ---------------

Outstanding as of March 31, 1998            300,000                    $1.00
         Granted                              8,400                     3.00
         Exercised                                0                        0
         Forfeited                                0                        0
                                                  -                        -

Outstanding as of March 31, 1999            308,400                    $1.05
                                            =======                    =====

Information relating to the stock options at March 31, 1999, summarized by exercise price, is as follows:

             OUTSTANDING                               EXERCISABLE
             -----------                               -----------

                Weighted Average                           Weighted Average
                ----------------                           ----------------

             Remaining
                Life
   Shares     (Years)  Exercise Price         Shares           Exercise Price
   ------     -------  --------------         ------           --------------

    8,400       5.00       $3.00                   0                       0
  300,000       5.75       $1.00             300,000                   $1.00
 --------       ----       -----             -------                   -----

  308,400       5.73       $1.05             300,000                   $1.00
  =======       ====       =====             =======                   =====

                           RECONDITIONED SYSTEMS, INC.
                    Notes To Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 10.
                              Common Stock Options
                                   (Continued)

--------------------------------------------------------------------------------

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the year ended March 31, 1999. Had compensation costs for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amount presented below:

                                 March 31, 1999
                                 --------------

Net income:
   As reported                                                $1,050,816
   Pro forma                                                  $1,039,245

Earnings per share:
   Basic:
      As reported                                             $     0.71
      Pro forma                                               $     0.71

   Diluted:
      As reported                                             $     0.62
      Pro forma                                               $     0.61

The fair value of option grants is estimated as of the date utilizing the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999: expected life of options of 5.92 years, expected volatility of 40%, risk-free interest rates of 8% and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 approximated $3.00.

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

                                               March 31,
                                          1999           1998
                                          ----           ----

BASIC EPS

Net income                              $1,050,816     $  839,530
                                        ==========     ==========

Weighted average number of shares
   outstanding                           1,473,880      1,473,950
                                         =========      =========

Basic earnings per share                $     0.71     $     0.57
                                        ==========      ==========

DILUTED EPS

Net income                              $1,050,816     $  839,530
                                        ==========     ==========

Weighted average number of shares
   outstanding                           1,473,880      1,473,950

Effect of dilutive securities:
   Stock options                           223,472        181,812
                                           -------        -------

Common stock including assumed
   conversions                           1,697,352      1,655,762
                                         =========      =========

Diluted earnings per share              $     0.62     $     0.51
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

On June 8, 2001, the Company's former principal independent accountant, Semple & Cooper, LLP resigned. Semple & Cooper's reports on the Company's financial statements for the years ended March 31, 1999 and 2000 contained an unqualified opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 29, Semple & Cooper, notified the Company there were withdrawing their opinions for the audits for the fiscal years ended March 31, 1999 and 2000. (See the Company's reports filed on Form 8-K dated June 15, 2001 and June 29, 2001.)

                           RECONDITIONED SYSTEMS, INC.
                    Notes To Financial Statements (Continued)

--------------------------------------------------------------------------------
                                    Note 13.
                                Subsequent Events
                                   (Continued)

--------------------------------------------------------------------------------
On July 5, 2001, Nasdaq notified the Company that as a result of Semple & Cooper withdrawing their audit opinions, the Company was no longer in compliance with Nasdaq Marketplace Rule 4815(b) and that the Company's securities were in jeopardy of being delisted from the Nasdaq Stock Market. The Company engaged Moffitt & Company to conduct an audit of the Company's financial statements for the years ended March 31, 1999 and 2000 in order to correct the deficiency. As of the date of this report, the Company believes it has satisfied this deficiency.

On July 24, 2001, Nasdaq informed the Company that the Company's public float was not in compliance with the Marketplace Rules. The Company issued a 5% stock dividend to shareholders of record on August 13, 2001 in order to satisfy the public float requirement.

Item 8.  Changes In And Disagreements With Accountants On Accounting And
------------------------------------------------------------------------
Financial Disclosure
--------------------

On June 8, 2001, the Registrant's former principal independent accountant, Semple & Cooper, LLP resigned. On June 29, 2001, Semple & Cooper notified the Company they were withdrawing their opinions for the audits for the fiscal years ended March 31, 1999 and 2000. (See the Company's reports filed on Form 8-K dated June 15, 2001 and June 29, 2001.) Semple & Cooper's reports on the Company's financial statements for the years ended March 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 22, 2001, the Registrant appointed Moffitt & Company, PC as the principal independent accountant. Moffitt & Company has re-audited the Company's financial statements for the years ended March 31, 1999 and 2000.

                                SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Reconditioned Systems, Inc.



BY:      /S/  Dirk D. Anderson
         ---------------------
         Dirk D. Anderson, Chief Executive Officer and President
         (Principal Accounting Officer)

DATE:    August 24, 2001

BY:      /S/  Scott W. Ryan
         ------------------
         Scott W. Ryan, Chairman of the Board of Directors

DATE:    August 24, 2001