Form 10KSB/A
period 2000-03-31
RECONDITIONED SYSTEMS INC
filed 2001-08-27
CIK 891915

28

                     U.S. Securities and Exchange Commission
                            Washington D. C., 20549

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

                         Commission file number 0-20924

                           RECONDITIONED SYSTEMS, INC.
                (Name of small business issuer in its charter)

          Arizona                                     86-0576290
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

Transitional Small Business Disclosure Format.       Yes [ ] No [X]  .

Item 7.  Financial Statements




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 2000 and 1999, and the results of its operations, stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Moffitt & Company, PC
Scottsdale, Arizona

August 8, 2001

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 2000 and 1999

                                                                                  2000                1999
                                                                                  ----                ----
                                                   ASSETS

Current Assets:
       Cash and cash equivalents (Notes 1, 2 and 3)                           $920,778           $1,103,325
       Accounts receivable (Notes 1 and 6)                                   2,055,151            1,691,882
       Inventory (Notes 1 and 6)                                             1,191,173              909,622
       Prepaid expenses and other current assets                                54,372               51,002
                                                                                ------               ------

                    Total current assets                                     4,221,474            3,755,831
                                                                             ---------            ---------

Property and Equipment, net:   (Note 1 and 5)                                   262,543              189,173
                                                                                -------              -------

Other Assets:
       Notes receivable - officer (Notes 3 and 4)                               75,000              150,000
       Refundable deposits                                                      13,036               13,036
       Other                                                                    73,745               24,703
                                                                                ------               ------

                                                                               161,781              187,739
                                                                               -------              -------


Total Assets                                                                 $4,645,798           $4,132,743
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                        717,148              557,662
       Customer deposits                                                        26,309               22,635
       Accrued expenses and other current liabilities                          293,544              286,076
                                                                               -------              -------

                    Total current liabilities                                1,037,001              866,373
                                                                             ---------              -------

Stockholders' Equity:
       Common stock, no par value; 20,000,000
            shares authorized                                                4,587,576            4,586,982
       Accumulated deficit                                                   (619,566)           (1,320,612)
                                                                             ---------           -----------

                                                                             3,968,010            3,266,370
       Less: treasury stock, 146,132 and 132 shares
                respectively, at cost                                        (359,213)                    0
                                                                             ---------                    -

                                                                             3,608,797            3,266,370
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,645,798           $4,132,743
                                                                             ==========           ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2000 and 1999


                                                                                              2000            1999
                                                                                              ----            ----


Sales                                                                                   $10,948,549    $11,042,451

Cost of sales                                                                             8,114,580      8,396,278
                                                                                          ---------      ---------

Gross profit                                                                              2,833,969      2,646,173

Selling & administrative expenses                                                         1,865,787      1,600,257
Severance charges (Note 7)                                                                  332,984              0
Terminated merger costs (Note 12)                                                                 0         50,588
                                                                                                  -         ------

Income from operations                                                                      635,198        995,328

Other income (expense):
          Interest income                                                                    63,055         49.083
          Interest expense                                                                        0        (1,276)
          Other                                                                               2,793          7,681
                                                                                              -----          -----

Net income before income taxes                                                              701,046      1,050,816

Provision for income taxes                                                                        0              0
                                                                                                  -              -

Net income                                                                                 $701,046     $1,050,816
                                                                                           ========     ==========

Basic earnings per share (Notes 1 and 11)                                                  $   0.51        $  0.71
                                                                                           ========        =======

Basic weighted average number
          of shares outstanding                                                           1,372,935      1,473,950
                                                                                          =========      =========

Diluted earnings per common
         and common equivalent share
         (Notes 1 and 11)                                                                   $  0.46        $  0.62
                                                                                            =======        =======

Diluted weighted average number
         of shares outstanding                                                           1,534,051       1,697,352
                                                                                         ==========      =========










                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 2000 and 1999


                                     Common Stock      Common Stock        Retained
                                        Shares            Amount           Earnings      Treasury
                                                                           (Deficit)      Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------

Balance at  March 31, 1998             1,473,950        $4,586,982       $(2,367,674)     $(3,754)     $2,215,554

Retirement of Treasury
      Shares                               (134)                 -            (3,754)       3,754        -

Net income                                     -                 -         1,050,816            -       1,050,816
                                   -------------- ----------------- ----------------- ------------ ---------------


Balance at  March 31, 1999             1,473,816        $4,586,982       $(1,320,612)         $ -      $3,266,370

Purchase of Treasury
      Shares                           (150,000)                 -                  -    (368,413)      (368,413)

Transfer of shares to
      ESOP Plan                            3,868               594                  -        9,200          9,794

Net income                                     -                 -           701,046             -        701,046
                                   -------------- ----------------- ----------------- ------------- --------------

Balance at  March 31, 2000             1,327,684        $4,587,576         $(619,566)   $(359,213)     $3,608,797
                                   ============== ================= ================== ============ ==============






















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Year Ended March 31, 2000 and 1999


                                                                                           2000         1999
                                                                                           ----         ----

Cash Flows from Operating Activities:

         Cash received from customers                                                $10,588,073     $10,319,727
         Cash paid to suppliers and employees                                        (10,287,962)     (9,859,690)
         Interest received                                                                63,055          49,083
         Interest paid                                                                         0          (1,276)
                                                                                               -          -------

                  Net cash provided by operating
                  activities                                                             363,166        507,844
                                                                                         -------        -------

Cash Flows from Investing Activities:

         Purchase of property and equipment                                            (173,270)       (103,590)
         Other                                                                          (13,825)           (174)
                                                                                        --------           -----

                  Net cash used by investing
                  activities                                                           (187,095)       (103,764)
                                                                                       ---------       ---------

Cash Flows from Financing Activities:

         Principal payments on credit line,
         long-
            term borrowings and obligations                                                   0         (33,786)
         under
            capital leases
         Purchase of Treasury Stock                                                    (368,412)             0
         Transfers to ESOP Plan                                                            9,794             0
                                                                                           -----             -

                  Net cash used by financing
                  activities                                                           (358,618)        (33,786)
                                                                                       ---------        --------


Increase (Decrease) in cash and cash equivalents                                       (182,547)       370,294
Cash and cash equivalents at beginning of
   period                                                                              1,103,325       733,031
                                                                                       ---------       -------

Cash and cash equivalents at end of period                                              $920,778    $1,103,325
                                                                                        ========    ==========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For the Year Ended March 31, 2000 and 1999

                                                                                   2000                      1999
                                                                                   ----                      ----

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

Net Income                                                                     $701,046                $1,050,816

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                          84,816                    48,790
          Provision for doubtful accounts                                       (5,000)                     1,000
          Loss on disposal of fixed assets                                            0                       355
          Non-cash portion of severance charges (Note 7)                         80,484                         0

Changes in assets and liabilities:

          Accounts receivable                                                 (358,269)                 (730,760)
          Inventory                                                           (281,551)                    15,636
          Prepaid expenses and other assets                                    (28,988)                  (11,548)
          Accounts payable and accrued expenses                                 170,628                   133,555
                                                                                -------                   -------

          Net cash provided by operating activities                            $363,166                  $507,844
                                                                               ========                  ========


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

 -------------------------------------------------------------------------------

                                     Note 2.
                                 Concentrations
 -------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 2000, the Company had approximately $960,170 of uninsured cash.

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

--------------------------------------------------------------------------------

                                     Note 3.
                       Fair Value of Financial Instruments
--------------------------------------------------------------------------------

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                 March 31, 2000               March 31, 1999
                                 --------------               --------------

                              Carrying                   Carrying
                               Amount    Fair Value        Amount    Fair Value
                              --------   ----------      ---------   ----------

Cash and cash equivalents     $920,778    $920,778      $1,103,235   $1,103,235

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

--------------------------------------------------------------------------------

                                     Note 5.
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                         March 31,
                                              2000                      1999
                                              ----                      ----

         Office furniture and equipment      $271,255                  $258,840
         Machinery and equipment              121,327                   233,996
         Leasehold improvements                34,612                    42,304
         Vehicles                              36,922                    36,054
         Showroom furniture                    21,512                         0
                                           ----------                  ---------

                                              485,628                   571,194
         Accumulated depreciation            (223,085)                 (382,021)
                                            ----------                 ---------

                                             $262,543                  $189,173
                                             ========                  ========

Depreciation expense for the years ended March 31, 2000 and 1999 totaled $80,259 and $48,790, respectively.

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

The total minimum rental commitment due is as follows:

              March 31,                       Amount
              ---------                       ------

                2001                         $332,489
                2002                          356,884
                2003                          363,852
                2004                          370,995
                2005                          378,137
                Subsequent                    417,436
                                              -------

                                           $2,219,793
                                           ==========


Rent expense under operating lease agreements for the years ended March 31, 2000 and 1999 was approximately $336,000 and $285,500, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued
--------------------------------------------------------------------------------

                                     Note 9.
                                  Income Taxes
--------------------------------------------------------------------------------

Deferred tax assets consist of the following components:
                                        March 31, 2000            March 31, 1999
                                        --------------            --------------

 Deferred tax assets:
    State loss carryforwards                 $ 8,000                    $72,000
    Federal loss carryforwards               105,000                    338,000
                                             -------                    -------

                                             113,000                    410,000
    Less: valuation allowance               (113,000)                  (410,000)
                                            ---------                  ---------

                                           $       0                   $      0
                                           ==========                  =========

The Company's income tax provisions differ from the amount computed by applying the federal statutory income tax rate to income before taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                          March 31, 2000          March 31, 1999
                                          --------------          --------------

Income tax at statutory effective rate         $238,000                $412,761

Adjustments:

         NOL Carryforward                      (238,000)               (412,761)
                                               ---------               ---------
                                              $       0                $      0
                                              ==========               =========

The Company's approximate net operating loss carryforwards and their respective expiration dates, are as follows:
                                            Amount             Expiration
                                            ------             ----------

                  Federal                   $299,000             2011
                  State                     $ 99,000             2001

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

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 10.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

Following is a summary of the status of the outstanding stock options for employees, officers and directors during the year ended March 31, 1999 and 2000:

                                                                Weighted Average
                                       Number of Options         Exercise Price
                                       -----------------        ----------------
Outstanding as of April 1, 1998                300,000                  $1.00
        Granted                                  8,400                   3.00
        Exercised                                    0                      0
                                                     -                      -

Outstanding as of March 31, 1999               308,400                   1.05
        Granted                                  8,907                   2.63
        Exercised                                    0                      0
        Forfeited                             (102,100)                  1.04
                                              ---------                  ----

Outstanding as of March 31, 2000               215,207                  $1.13
                                               =======                  =====

Information relating to the stock options at March 31, 2000, summarized by exercise price, is as follows:

              OUTSTANDING                               EXERCISABLE
              -----------                               -----------

                   Weighted Average                           Weighted Average
                   ----------------                           ----------------
              Remaining
                Life      Exercise                             Exercise
  Shares       (Years)       Price               Shares          Price
  ------       -------    --------               ------        --------

  6,300           4.0       $3.00                    0               -
200,000          6.39       $1.00              200,000           $1.00
  8,907          7.25       $2.63                4,000           $2.63
  -----          ----       -----                -----           -----

215,207          6.36       $1.13              204,000           $1.03
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

                                           Year Ended          Year Ended
                                          March 31, 2000       March 31, 1999
                                          --------------       --------------

Net income:
     As reported                               $701,046          $1,050,816
     Pro forma                                  692,046           1,039,245

Earnings per share:
     Basic:
          As reported                            $ 0.51               $0.71
          Pro forma                                0.50                0.71

     Diluted:
          As reported                            $ 0.46               $0.62
          Pro forma                                0.45                0.62

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 1999: expected life of options of 7.25 years, expected volatility of 40%, risk-free interest rates of 8%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000 and 1999 was approximately $1.47 and $3.00, respectively.

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

--------------------------------------------------------------------------------

                                    Note 13.
                                Subsequent Event
--------------------------------------------------------------------------------

On June 8, 2001, the Company's former principal independent accountant, Semple & Cooper, LLP resigned. Semple & Cooper's reports on the Company's financial statements for the years ended March 31, 1999 and 2000 contained an unqualified opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 29, Semple & Cooper, notified the Company ther were withdrawing their opinions for the audits for the fiscal years ended March 31, 1999 and 2000. (See the Company's reports filed on Form 8-K dated June 15, 2001 and June 29, 2001.)

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
---------------------

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


                           Reconditioned Systems, Inc.


Date:    August 24, 2001              /s/ Scott W. Ryan
                                      --------------------------
                                      Scott W. Ryan, Chairman of the Board



Date:    August 24, 2001              /s/ Dirk D. Anderson
                                      -----------------------------
                                      Dirk D. Anderson, Chief Executive Officer
                                      and President
                                      (Principal Accounting Officer)