Form 10QSB/A
period 2001-06-30
RECONDITIONED SYSTEMS INC
filed 2001-08-28
CIK 891915

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







Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].




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
                                                       =====          =====

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

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

Results of Operations
---------------------

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

Financial Condition and Liquidity
---------------------------------
As of June 30, 2001, the Company's cash and cash equivalents totaled $1,642,597. In addition, the Company's net worth and working capital totaled $3,731,259 and $4,289,912, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

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

Forward Looking Statements
--------------------------
Although the reporting period's sales revenues were well below budgeted forecasts, the Company was able to maintain profitability at the lower sales volumes. The Company is poised for a turnaround in the economy and has begun to see improvement in its sales levels. In July 2001, the Company booked orders of just over $1 million. Although this indicates the Company will see improved results for the second quarter, it is doubtful second quarter revenues will return to the level reported for the comparable quarter. Management is concentrating on cost controlling measures to continue to maintain profitability until revenues return to prior levels.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------
In June 2001, the Company's former independent accountant, Semple & Cooper, LLP ("Semple"), resigned as a result of a fee dispute. In addition, Semple indicated they were not independent with respect to their audits of the Company's financial statements for the fiscal years ended March 31, 1999 and 2000, and therefore, were withdrawing their opinions related to those audits. As a result of Semple's withdrawal of their audit opinions, the Company was no longer in compliance with Nasdaq Marketplace Rules. In addition, as a result of the Company's stock buy-back program, the Company's public float was below the required level to meet Nasdaq requirements. On July 6, 2001, Nasdaq changed the Company's trading symbol to RESYE. To avoid delisting of the Company's stock, management requested a written hearing and agreed to re-audit the 1999 and 2000 financial statements. The Company has completed the re-audit of its financial statements for the fiscal year ended March 31, 2000 and has engaged its new accountants to complete the re-audit of the March 31, 1999 financial statements. In order to satisfy the public float requirement, the Company has approved a 5% stock dividend to shareholders of record on August 13, 2001. Upon completion of the March 31, 1999 re-audit and amendment of the Company's 10-KSB's for the years ended March 31, 1999 and March 31, 2000, management believes it will have satisfied all of the Nasdaq Marketplace Rules and the Company's listing should be secure. As of June 30, 2001, the Company had incurred or accrued approximately $45,000 in expenses related to the re-audits and Nasdaq's fee for the hearing.

On August 9, 2001, the Company commenced a lawsuit against Semple & Cooper, LLP in the Superior Court of Arizona, Maricopa County (Case No. CV2001-013810) for breach of contract, malpractice, injurious falsehood and defamation. The complaint seeks monetary damages, including punitive damages, and an injunction requiring Semple & Cooper, LLP to retract and withdraw its injurious falsehoods and defamatory statements against the Company.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                       Reference
---               -----------                                       ---------
10.33             Loan document between M&I Bank and the Registrant      1
         (1)      Filed herein

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


Reconditioned Systems, Inc.


Date:    August 28, 2001                               /S/ Scott W. Ryan
                                                       -------------------
                                                       Scott W. Ryan, Chairman


Date:    August 28, 2001                               /S/ Dirk D. Anderson
                                                       --------------------
                                                       Dirk D. Anderson, CEO