Form 10QSB
period 2001-09-30
RECONDITIONED SYSTEMS INC
filed 2001-11-09
CIK 891915

14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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










State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 7, 2001, the number of shares outstanding of the Registrant's common stock was 1,222,793.


Transitional Small Business Disclosure Format.       Yes [ ] No [ X ]

                          PART 1 - FINANCIAL STATEMENTS


Item 1

                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                               September 30, 2001

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 2001 and 2000
                                   (Unaudited)


                                                                                  2001                  2000
                                                                                  ----                  ----
                                                   ASSETS

Current Assets:
       Cash and cash equivalents                                            $1,483,744           $1,195,076
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately  $15,000 and
          $19,000,  respectively                                             1,220,966            1,911,221
       Note receivable                                                          50,000                    0
       Inventory                                                             1,415,340            1,427,316
       Prepaid expenses and other current assets                               260,538              207,838
                                                                               -------              -------

                    Total current assets                                     4,430,588            4,741,451
                                                                             ---------            ---------

Property and Equipment, net:                                                   432,976               259,590
                                                                               -------               -------

Other Assets:
       Notes receivable - officer                                               75,000               75,000
       Refundable deposits                                                      26,156               12,896
       Other                                                                    26,353               55,354
                                                                                ------               ------

                                                                               127,509              143,250
                                                                               -------              -------

Total Assets                                                                 $4,991,073           $5,144,291
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $614,254             $819,989
       Customer deposits                                                        36,092              216,336
       Accrued expenses and other current liabilities                          227,238              312,105
                                                                               -------              -------

                    Total current liabilities                                  877,584            1,348,430
                                                                               -------            ---------

Stockholders' Equity:
       Common stock, no par value; 20,000,000 shares
               Authorized, 1,222,793 and 1,348,249
       outstanding,                                                         $4,805,371           $4,588,381
               respectively
       Retained earnings/(Accumulated deficit)                                 99,105              (176,734)
                                                                               ------              ---------

                                                                             4,904,476            4,411,647
       Less: treasury stock, 324,724 and 246,225 shares
                respectively, at cost                                        (790,987)             (615,786)
                                                                             ---------             ---------

                                                                             4,113,489            3,795,861
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,991,073           $5,144.291
                                                                             ==========           ==========



                           RECONDITIONED SYSTEMS, INC.
                              STATEMENTS OF INCOME
      For the Three and Six Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                           Three Months Ended            Six Months Ended
                                                              September 30,               September 30,
                                                                2001          2000          2001          2000
                                                                ----          ----          ----          ----


Sales                                                     $2,575,498    $3,843,089    $4,814,467    $7,407,994

Cost of sales                                              2,080,435     3,001,066     3,839,138     5,825,895
                                                           ---------     ---------     ---------     ---------

Gross profit                                                 495,063       842,023       975,329     1,582,099

Selling & administrative expenses                            468,151       502,426       945,669       982,474
                                                             -------       -------       -------       -------

Income from operations                                        26,912       339,597        29,660       599,625

Other income (expense):
          Interest income                                     15,972        18,782        35,960        34,425
          Other                                                   40           381          (20)         6,127
                                                                  --           ---          ----         -----

Net income before provision for income taxes
                                                              42,924       358,760        65,600       640,177

Income tax expense                                            15,400       107,804        20,343       197,345
                                                              ------       -------        ------       -------

Net income                                                   $27,524      $250,956       $45,257      $442,832
                                                             -------      --------       -------      --------

Basic earnings per share (Notes 1 and 2)                       $0.02         $0.19         $0.04         $0.34
                                                               =====         =====         =====         =====

Basic weighted average number
          of shares outstanding                            1,182,210     1,293,132     1,176,167     1,310,413
                                                           =========     =========     =========     =========

Diluted earnings per common
         and common equivalent share
         (Notes 1 and 2)                                       $0.02         $0.18         $0.03         $0.31
                                                               =====         =====         =====         =====

Diluted weighted average number
         of shares outstanding                             1,300,832     1,423,193     1,305,245     1,446,472
                                                           =========     =========     =========     =========



                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Year Ended March 31, 2001 and the Six Month Period
                            Ended September 30, 2001
                                   (Unaudited)

                                   Common Stock       Common           Retained
                                      Shares           Stock           Earnings         Treasury
                                                      Amount           (Deficit)         Stock          Total
---------------------------------- ------------- ------------------ ---------------- -------------- --------------

Balance at March 31, 2000             1,327,684         $4,587,576       $(619,566)     $(359,213)     $3,608,797

Purchase of Treasury
     Stock                            (154,634)                  -                -      (401,522)      (401,522)

Transfer of shares to ESP
      Plan                                1,200              1,268                -          2,866          4,134

Net Income                                    -                  -          887,026              -        887,026
                                   ------------- ------------------ ---------------- -------------- --------------

Balance at  March 31, 2001            1,174,250         $4,588,844         $267,460     $(757,869)     $4,098,435

Purchase of Treasury                   (10,500)                  -                -       (31,925)       (31,925)
     Stock

Transfer of shares to                     1,327                355                -          3,157          3,512
      ESP Plan

Retirement of shares from
      ESPP Plan                           (709)                  -                -        (1,790)        (1,790)

Stock Dividend                           58,425            216,172        (213,612)        (2,560)              -

Net income                                    -                  -           45,257              -         45,257
                                   ------------- ------------------ ---------------- -------------- --------------

Balance at  September 30, 2001        1,222,793         $4,805,371           99,105      (790,987)      4,113,489
                                   ============= ================== ================ ============== ==============

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
        For the Three and Six Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                        September 30,                 September 30,
                                                                        2001           2000          2001          2000
                                                                        ----           ----          ----          ----

Cash and cash equivalents provided/(used) by operating
activities                                                           $68,297       $443,493     $(80,788)      $603,716
                                                                     -------       --------     ---------      --------

Cash and cash equivalents used by investing activities:
       Purchase of property and equipment                          (213,889)       (30,538)     (229,682)      (46,730)
       Other                                                        (14,867)        (7,901)      (14,867)      (26,920)
                                                                    --------        -------      --------      --------

                                                                   (228,756)       (38,439)     (244,549)      (73,650)
                                                                   ---------       --------     ---------      --------
Cash and cash equivalents provided/(used) by financing
activities                                                             1,606      (258,627)      (30,203)     (255,768)
                                                                       -----      ---------      --------     ---------

Increase/(decrease) in cash and cash equivalents                   (158,853)        146,427     (355,540)       274,298

Cash and cash equivalents at beginning of period                   1,642,597      1,048,649     1,839,284       920,778
                                                                   ---------      ---------     ---------       -------

Cash and cash equivalents at end of period                        $1,483,744     $1,195,076    $1,483,744    $1,195,076
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

Interim Financial Statements:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2002. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2001.

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
--------------------------------------------------------------------------------


                                                             Three Months Ended              Six Months Ended
                                                                September 30,                  September 30,
                                                                  2001           2000            2001           2000
                                                                  ----           ----            ----           ----

Basic EPS

Net income                                                     $27,524       $250,956         $45,257       $442,832
                                                               =======       ========         =======       ========

Weighted average number of shares outstanding                1,182,210      1,293,132       1,176,167      1,310,413

Basic earnings per share                                         $0.02          $0.19           $0.04          $0.34
                                                                 =====          =====           =====          =====

Diluted EPS

Net income                                                     $27,524       $250,956         $45,257       $442,832
                                                               =======       ========         =======       ========

Weighted average number of shares outstanding                1,182,210      1,293,132       1,176,167      1,310,413

Effect of dilutive securities:
  Stock options                                                118,622        130,061         129,078        136,059
                                                               -------        -------         -------        -------

Total common shares + assumed conversions                    1,300,832      1,423,193       1,305,245      1,446,472
                                                             =========      =========       =========      =========

Per Share Amount                                                 $0.02          $0.18           $0.03          $0.31
                                                                 =====          =====           =====          =====


Item 2.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------
The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to maintain profitability and the risk that the Company's Atlanta office may not be profitable. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Results of Operations

SALES REVENUE
The Company reported sales revenue of $2.57 million for the three month period ended September 30, 2001 (hereinafter the "reporting quarter") as compared to $3.84 million for the quarter ended September 30, 2000 (hereinafter the "comparable quarter"), resulting in an decrease of $1.27 million or 33%. Sales revenue for the six month period ended September 30, 2001 (hereinafter the "reporting period") totaled $4.8 million as compared to $7.4 million for the six month period ended September 30, 2000 (hereinafter the "comparable period"), a $2.6 million or 35% decrease. Management believes these decreases are a result of the economic downturn and increased corporate lay-offs nationwide. These decreased sales levels are consistent with decreased revenues industry-wide.

Wholesale sales totaled $1.09 million for the reporting quarter and $2.2 million for the comparable quarter, a 50.4% decrease. Wholesale sales for the reporting period totaled $1.9 million, as compared to $3.9 million during the comparable period, a decrease of 51.4%. Historically, a large percentage of the Company's wholesale sales have been to dealers in the Northern California region. The economic downturn, particularly in the high-technology industries prevalent in the Northern California region, resulted in a significant decline in the Company's wholesale revenues.

Retail sales in the Phoenix market totaled $1.39 million during the reporting quarter and $2.8 million during the reporting period, down from $1.65 million and $3.5 million or 16% and 19% over the comparable quarter and comparable period, respectively. Management believes these decreases are a result of a general market decline and downturn in the Phoenix economy. The Company launched its Atlanta retail operation during the reporting quarter. The Atlanta retail sales office reported approximately $100,000 in sales for the reporting quarter.

GROSS MARGIN
The Company's gross margins decreased from 22% in the comparable quarter and 21.4% in the comparable period to 19.2% and 20.3% in the reporting quarter and reporting period, respectively. While the effect of fixed costs on lower sales volumes resulted in lower gross profit margins, their effect was partially offset by lower product costs and the change in the Company's sales mix to a higher percentage of retail sales, which have a higher gross margin.

OPERATING EXPENSES
The Company's selling and administrative expenses increased from 13.07% of sales in the comparable quarter and 13.26% of sales in the comparable period to 18.2% of sales for the reporting quarter and 19.64% of sales for the reporting period. This increase was primarily due to the effect of fixed costs on lower sales volumes and the change in the retail/wholesale sales mix. The Company's percentage of retail to wholesale sales increased from 47% retail in the comparable period to 58% in the reporting period. The Company's retail selling expenses are higher than those for wholesale sales. In addition, the Company incurred additional auditing and legal fees as a result of the dispute with its former independent public accountants (see "Legal Proceedings" below).

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income, remained relatively consistent from the comparable period to the reporting period at $40,552 and $35,940, respectively.

Income Taxes
As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. Based on annualizing the earnings for the quarters ended June 30, 2000 and September 30, 2000, the Company's income tax expense net of the remaining net operating loss carryforwards equated to an effective tax rate of approximately 31%. The Company fully exhausted its federal loss carryforwards during the fiscal year ended March 31, 2001. The Company's income tax expense for the reporting period also equated to an effective tax rate of approximately 31%.

Financial Condition and Liquidity
As of September 30, 2001, the Company's cash and cash equivalents totaled $1,483,744. In addition, the Company's net worth and working capital totaled $4,113,498 and $3,553,004, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. Net cash used by operating activities totaled $80,788 during the reporting period. These funds were primarily used to reduce current liabilities and for the payment of estimated income tax payments. The Company reported slow first quarter 2002 accounts receivable collections. Collections during the reporting quarter improved from 48 days for the quarter ended June 30, 2001 to 39 days for the quarter ended September 30, 2001.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $232,000 for capital expenditures, primarily related to the purchase of vehicles and equipment for the new retail operation in Atlanta, Georgia. Additionally, the Company used approximately $13,000 for refundable deposits related to the Company's Atlanta facility and approximately $30,000 to finance the purchase of treasury stock.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income net of income tax expense. Management believes current cash reserves and cash flows from operations will be adequate to fund the projected needs of the Company for the foreseeable future without the need for outside financing.

Forward Looking Statements
The downturn in the economy has significantly impacted the Company's sales revenues and profitability, as well as the revenues of the contract furniture industry. The Company began to experience a decline in sales orders during the first quarter of the 2002 fiscal year. This decline worsened following the events of September 11, 2001. Furthermore, management estimates that orders for the third quarter could be down as much as 45 - 50% over the comparable quarter. While the Company's financial strength and ability to quickly adapt to the ever-changing market has allowed the Company to remain profitable, there can be no guarantee that the Company will report profits for the final two quarters of the current fiscal year. Although the reduced sales volume is of concern, management remains confident that the Company is in an excellent position to withstand the current economic slowdown and views this as an opportunity to expand into other geographic markets.

As a result of the economic slowdown in the industry, many of the smaller office furniture refurbishers which the Company competes with have not had the financial stability to withstand the tight economy and have been forced to close operations. This in turn has created business opportunities which the Company hopes to capitalize on. During the reporting quarter, the Company was able to purchase the inventory and equipment of one such competitor in the Atlanta, Georgia area. Additionally, the Company hired a key employee of that former business to launch a new retail operation in that market. The new location is now operational and despite the significant task of setting up the new office, generated approximately $100,000 in sales during the reporting quarter prior to any advertising efforts. The office now employs seven full-time employees and is set up to begin production of small to mid-sized orders, complete product delivery and installations and provide design and project management services. In addition, beginning in November, management implemented its new marketing campaign to advertise the opening of the new sales office. While there can be no guarantee that the new location will be profitable, management remains optimistic about the potential for growth.

Management continues to seek other investment and growth opportunities and is confident the Company is well positioned for growth when the economy improves.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
In June 2001, the Company's former independent accountant, Semple & Cooper, LLP ("Semple"), resigned as a result of a fee dispute. In addition, Semple indicated they were not independent with respect to their audits of the Company's financial statements for the fiscal years ended March 31, 1999 and 2000, and therefore, were withdrawing their opinions related to those audits. As a result of Semple's withdrawal of their audit opinions, the Company was no longer in compliance with Nasdaq Marketplace Rules. In addition, as a result of the Company's stock buy-back program, the Company's public float was below the required level to meet Nasdaq requirements. On July 6, 2001, Nasdaq changed the Company's trading symbol to RESYE. To avoid delisting of the Company's stock, management requested a written hearing and agreed to re-audit the 1999 and 2000 financial statements. The Company has completed the re-audit of its financial statements for the fiscal year ended March 31, 2000 and has engaged its new accountants to complete the re-audit of the March 31, 1999 financial statements. In order to satisfy the public float requirement, the Company has approved a 5% stock dividend to shareholders of record on August 13, 2001. Upon completion of the March 31, 1999 re-audit and amendment of the Company's 10-KSB's for the years ended March 31, 1999 and March 31, 2000, management believes it will have satisfied all of the Nasdaq Marketplace Rules and the Company's listing should be secure. As of June 30, 2001, the Company had incurred or accrued approximately $45,000 in expenses related to the re-audits and Nasdaq's fee for the hearing.

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

On September 19, 2001, Semple & Cooper, LLP filed an answer and counterclaim for breach of contract and defamation in response to the above mentioned lawsuit. The counterclaim seeks monetary damages, including punitive damages and an injuction requiring the Company to retract alleged defamatory statements the Company made against Semple & Cooper, LLP.
Item 2.  Changes in Securities
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
The Company's Annual Meeting was held on August 11, 2001. Shareholders voted on the appointment of the Company's auditors and the election of the Company's Board of Directors.


                               Shares                                                                 Broker
Proposal                     Eligible       Voted For      Voted Against       Abstentions         Non-Votes
------------------------     ---------     ----------    --------------      ------------        -----------

1-   Election of
      directors:

   Scott W. Ryan            1,168,750         723,429                  0               830                 0
   Dirk D. Anderson         1,168,750         723,429                  0               830                 0
   Frank E. Hart            1,168,750         723,429                  0               830                 0


2 - Appointment of
      auditors              1,168,750         724,258                  0                 1                 0

Item  5. Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                                          Reference
---               -----------                                                          ---------

10.33    Loan document between M&I Thunderbird Bank and the Registrant                     1
10.34    Agreement for Conveyance and Assignment between First Capital Bank
         and Registrant                                                                    2
10.35    Sublease between Iron Mountain Records Management, Inc. and Registrant            2

(1)      Filed with 10-QSB on August 28, 2001
(2)      Filed herein
          (*)     Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    November 9, 2001     /S/ Scott W. Ryan
                              -----------------------
                              Scott W. Ryan, Chairman


Date:    November 9, 2001     /S/ Dirk D. Anderson
                              ---------------------
                              Dirk D. Anderson, CEO