Form 10QSB
period 2001-12-31
RECONDITIONED SYSTEMS INC
filed 2002-02-05
CIK 891915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT
         For the transition period from__________ to ___________.


                         Commission file number 0-20924


                           Reconditioned Systems, Inc.
         (Exact name of small business issuer as specified in its charter)

                  Arizona                                  86-0576290
(State or other jurisdiction of incorporation             (IRS Employer
or organization)                                         Identification No.)

                     444 West Fairmont, Tempe, Arizona 85282
                      (Address of principal executive offices)

                                  480-968-1772
                           (Issuer's telephone number)

       ----------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)










State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 18, 2002, the number of shares outstanding of the Registrant's common stock was 1,193,671.


Transitional Small Business Disclosure Format.       Yes [ ] No [ X ]

                          PART 1 - FINANCIAL STATEMENTS


Item 1.

                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                December 31, 2001

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000
                                   (Unaudited)

                                                                                  2001                  2000
                                                                                  ----                  ----
                                                   ASSETS

Current Assets:
       Cash and cash equivalents                                            $1,369,431           $1,736,617
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately  $16,500 and
          $26,500,  respectively                                               569,950            1,455,976
       Note receivable (Note 2)                                                150,000                    0
       Inventory                                                             1,368,017            1,217,922
       Prepaid expenses and other current assets                               261,436              276,448
                                                                               -------              -------

                    Total current assets                                     3,718,834            4,686,963
                                                                             ---------            ---------

Property and Equipment, net:                                                   342,748              264,754
                                                                               -------              -------

Other Assets:
       Note receivable - officer (Note 3)                                            0               75,000
       Refundable deposits                                                      27,356               12,896
       Other                                                                    22,963               52,020
                                                                                ------               ------

                                                                                50,319              139,916
                                                                                ------              -------

Total Assets                                                                 $4,111,901           $5,091,633
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $265,998             $577,078
       Customer deposits                                                        88,404               89,528
       Accrued expenses and other current liabilities                          217,582              370,405
                                                                               -------              -------

                    Total current liabilities                                  571,984            1,037,011
                                                                               -------            ---------

Stockholders' Equity:
       Common stock, no par value; 20,000,000 shares
               authorized, 1,548,394 and 1,473,834
       issued,                                                              $4,805,410           $4,588,746
               respectively, 1,193,671 and 1,227,395
               outstanding, respectively
       Retained earnings/(Accumulated deficit)                               (396,495)               82,562
                                                                             ---------               ------

                                                                             4,408,915            4,671,308
       Less: treasury stock, 354,724 and 246,408 shares
                respectively, at cost (Note 3)                               (868,998)             (616,686)
                                                                             ---------             ---------

                                                                             3,539,917            4,054,622
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,111,901           $5,091,633
                                                                             ==========           ==========


                           RECONDITIONED SYSTEMS, INC.
                              STATEMENTS OF INCOME
     For the Three and Nine Month Periods Ended December 31, 2001 and 2000

                                   (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                   December 31,                 December 31,
                                                                2001          2000          2001          2000
                                                                ----          ----          ----          ----


Sales                                                     $1,536,958    $3,767,538    $6,351,425      $11,175,532

Cost of sales                                              1,502,687     2,922,065     5,341,825        8,747,960
                                                           ---------     ---------     ---------        ---------

Gross profit                                                  34,271       845,473     1,009,600        2,427,572

Selling & administrative expenses                            462,105       522,159     1,366,648        1,504,633
Lawsuit and legal disputes (Note 5)                           35,404             0        76,530                0
Severance charges (Note 6)                                    42,708             0        42,708                0
                                                              ------             -        ------                -

Income (loss) from operations                              (505,946)       323,314     (476,286)          922,939

Other income (expense):
          Interest income                                     10,326        22,383        46,286           56,808
          Other                                                   20          (269)      (20,343)           5,858
                                                                  --          -----      --------           -----

Net income (loss) before provision for income taxes
                                                           (495,600)       345,428      (450,343)         985,605

Income tax expense                                                 0        86,132             0          283,477
                                                                   -        ------             -          -------

Net income (loss)                                         $(495,600)      $259,296     $(450,343)        $702,128
                                                          ==========      ========     ==========        ========

Basic earnings (loss) per share (Notes 1 and 4)              $(0.42)         $0.21       $(0.38)            $0.55
                                                             =======         =====       =======            =====

Basic weighted average number
          of shares outstanding                            1,191,972     1,227,440     1,181,435        1,282,755
                                                           =========     =========     =========        =========

Diluted earnings (loss) per common
         and common equivalent share
         (Notes 1 and 4)                                     $(0.42)         $0.19       $(0.38)            $0.49
                                                             =======         =====       =======            =====

Diluted weighted average number
         of shares outstanding                             1,191,972     1,362,707     1,181,435        1,418,550
                                                           =========     =========     =========        =========



                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Year Ended March 31, 2001 and the Nine Month Period
                           Ended December 31, 2001
                                   (Unaudited)

                                   Common Stock         Common           Retained
                                     Shares             Stock            Earnings       Treasury
                                                        Amount           (Deficit)         Stock          Total
---------------------------------- ------------- ------------------ ---------------- -------------- --------------

Balance at March 31, 2000             1,327,684         $4,587,576       $(619,566)     $(359,213)     $3,608,797

Purchase of Treasury
     Stock                            (154,634)                  -                -      (401,522)      (401,522)

Transfer of shares to ESP
      Plan                                1,200              1,268                -          2,866          4,134

Net Income                                    -                  -          887,026              -        887,026
                                   ------------- ------------------ ---------------- -------------- --------------

Balance at  March 31, 2001            1,174,250         $4,588,844         $267,460     $(757,869)     $4,098,435

Purchase of Treasury                   (40,500)                  -                -      (112,025)      (112,025)
     Stock

Transfer of shares to                     2,337                394                -          5,559          5,953
      ESP Plan

Retirement of shares from
      ESP Plan                            (841)                  -                -        (2,103)        (2,103)

Stock Dividend                           58,425            216,172        (213,612)        (2,560)              -

Net loss                                      -                  -        (450,343)              -      (450,343)
                                   ------------- ------------------ ---------------- -------------- --------------

Balance at  December 31, 2001         1,193,671         $4,805,410        (396,495)      (868,998)      3,539,917
                                   ============= ================== ================ ============== ==============


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                        Three Months Ended           Nine Months Ended
                                                                           December 31,                  December 31,
                                                                        2001           2000          2001          2000
                                                                        ----           ----          ----          ----

Cash and cash equivalents provided/(used) by operating
activities                                                         $(78,196)       $576,246    $(158,984)    $1,179,962

  Cash and cash equivalents used by investing
  Activities                                                        (38,245)       (34,170)     (282,794)     (107,820)

Cash and cash equivalents provided/(used) by financing
activities                                                             2,128          (535)      (28,075)     (256,303)
                                                                       -----          -----      --------     ---------

Increase/(decrease) in cash and cash equivalents                   (114,313)        541,541     (469,853)       815,839

Cash and cash equivalents at beginning of period                   1,483,744      1,195,076     1,839,284       920,778
                                                                   ---------      ---------     ---------       -------

Cash and cash equivalents at end of period                        $1,369,431     $1,736,617    $1,369,431    $1,736,617
                                                                  ==========     ==========    ==========    ==========



Non-cash transactions

During the quarter ended December 31, 2001, the Company purchased 30,000 shares of treasury stock in exchange for a $75,000 note receivable from an officer and $5,100 in unpaid accrued interest on said note.

During the nine months ended December 31, 2001, the Company issued a 5% stock dividend to shareholders of record on August 13, 2001.

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

Interim Financial Statements:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2002. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended March 31, 2001.

Earnings Per Common and Common Equivalent Share:

         Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts for the three and nine month periods ended December 31, 2000 are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Diluted earnings per share for the three and nine month periods ended December 31, 2001 include no dilation, as inclusion of stock options would have been anti-dilutive.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     Note 2.
                                 Note Receivable
--------------------------------------------------------------------------------

As of December 4, 2001, the Company held a note receivable from American Business Financial Services, Inc. in the amount of $150,000 which matures on December 4, 2002. The note is uncollateralized, is held for investment purposes and accrues interest quarterly at a rate of 8.25%.

--------------------------------------------------------------------------------

                                     Note 3.
                           Related Party Transactions
--------------------------------------------------------------------------------

On November 27, 2001, the Company purchased 30,000 shares of the Company's Common Stock to be held as Treasury Shares in a private transaction from Dirk Anderson, the Company's President and CEO. The Company purchased the shares in exchange for a $75,000 note receivable from Mr. Anderson and $5,100 in unpaid accrued interest on the note.

On December 7, 2001, the Company entered into an agreement with Scott W. Ryan, the Company's Chairman of the Board in which the Company transferred all of its interests held in a $50,000 note receivable from Regent Energy Corporation along with any and all unpaid accrued interest on the note for $50,000. Furthermore, the agreement relieved the Company of any and all risk and uncertainty associated with said note, including, but not limited to attorney fees in connection with the collection of said note.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 4.
                               Earnings Per Share
--------------------------------------------------------------------------------


                                                                 Three Months Ended              Nine Months Ended
                                                                      December 31,                   December 31,
                                                                  2001           2000            2001           2000
                                                                  ----           ----            ----           ----

Basic EPS

Net income                                                  $(495,600)       $259,296      $(450,343)       $702,128
                                                            ==========       ========      ==========       ========

Weighted average number of shares outstanding                1,191,972      1,227,440       1,181,435      1,282,755

Basic earnings per share                                       $(0.42)          $0.21         $(0.38)          $0.55
                                                               =======          =====         =======          =====

Diluted EPS

Net income                                                  $(495,600)       $259,296      $(450,343)       $702,128
                                                            ==========       ========      ==========       ========

Weighted average number of shares outstanding                1,191,972      1,227,440       1,181,435      1,282,755

Effect of dilutive securities:
  Stock options                                                      0        135,267               0        135,795
                                                                     -        -------               -        -------

Total common shares + assumed conversions                   1, 191,972      1,362,707       1,181,435      1,418,550
                                                            ==========      =========       =========      =========

Per Share Amount                                               $(0.42)          $0.19         $(0.38)          $0.49
                                                               =======          =====         =======          =====


                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     Note 5.
                           Lawsuit and Legal Disputes
--------------------------------------------------------------------------------

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

On September 19, 2001, Semple & Cooper, LLP filed an answer and counterclaim for breach of contract and defamation in response to the above mentioned lawsuit. The counterclaim seeks monetary damages, including punitive damages and an injunction requiring the Company to retract alleged defamatory statements the Company made against Semple & Cooper, LLP.

As of December 31, 2001, the Company had incurred $76,530 in legal fees and additional audit fees to re-audit the financial statements for the fiscal years ended March 31, 1999 and 2000. As the lawsuit is still pending, the Company anticipates it will incur additional legal fees, however, those fees cannot be estimated at this time.

--------------------------------------------------------------------------------

                                     Note 6.
                                Severance Charges
--------------------------------------------------------------------------------

In response to decreased sales volume and the Company's reported losses, the Company made personnel cuts during the three month period ended December 31, 2001. In connection with the lay-offs, the Company incurred $42,708 in severance charges.

Item 2.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to increase sales revenues, reduce fixed costs to restore profitability and the risk that the Company's Atlanta and /or Los Angeles offices may not be profitable. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Results of Operations
---------------------

SALES REVENUE
The current economic downturn has seriously impacted the Company's sales revenues. The Company reported sales revenues of $1.5 million for the three month period ended December 31, 2001 (hereinafter the "reporting quarter") as compared to $3.7 million for the quarter ended December 31, 2000 (hereinafter the "comparable quarter"), resulting in a decrease of $2.2 million or 59%. This decrease, coupled with the 35% fall in sales revenue for the first two quarters, lead to an overall 43% decrease in sales revenues for the nine month period ended December 31, 2001 (hereinafter the "reporting period") as compared to the nine month period ended December 31, 2000 (hereinafter the "comparable period"). These declines are worse than the office furniture industry on average. Management believes this is due to the Company's heavy concentration of sales in the Northern California and Phoenix markets, whose local economies have been particularly adversely affected by the current economic slowdown.

Wholesale sales totaled $583 thousand for the reporting quarter and $1.7 million for the comparable quarter, a 65% decrease. Wholesale sales for the reporting period totaled $2.5 million, as compared to $5.6 million during the comparable period, a decrease of 55.6%. Historically, a large percentage of the Company's wholesale sales have been to dealers in the Northern California region, whose high-technology businesses have experienced greater corporate lay-offs and economic hardships.

Retail sales in the Phoenix market totaled $905 thousand during the reporting quarter and $3.7 million during the reporting period, down from $2.1 million and $5.6 million or 56% and 33% over the comparable quarter and comparable period, respectively.

The Company launched its Atlanta retail operation during the reporting period. The Atlanta retail sales office reported approximately $47 thousand and $147 thousand in sales for the reporting quarter and reporting period, respectively.

GROSS MARGIN
Sales levels for the reporting quarter and period were not sufficient to cover the Company's fixed manufacturing costs. As a result, the Company's gross margins decreased from 22% in the comparable quarter and 21.7% in the comparable period to 2.2% and 16% in the reporting quarter and reporting period, respectively.

SELLING AND ADMINISTRATIVE EXPENSES
As a result of sales volumes during the reporting quarter and period, the Company's selling and administrative expenses increased from 13.86% of sales in the comparable quarter and 13.46% of sales in the comparable period to 30% of sales for the reporting quarter and 21.5% of sales for the reporting period.

NON-RECURING OPERATING EXPENSES
In response to the lower sales volumes, management made personnel cuts in an effort to reduce future fixed expenditures. Due to these lay-offs, the Company incurred approximately $43 thousand in severance charges during the reporting quarter. In addition to these severance charges, the Company incurred legal fees and other non-recurring expenses in connection with the Company's lawsuit against its former independent auditors, Semple & Cooper, LLC (See "Legal Proceedings" below). These expenditures totaled approximately $35 thousand for the reporting quarter and $77 thousand for the reporting period.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income, decreased from approximately $22 thousand and $63 thousand in the comparable quarter and period, respectively to approximately $10 thousand and $26 thousand in the reporting quarter and period, respectively. These decreases were primarily due to lower effective interest rates.

Income Taxes
------------
As of March 31, 2000, the Company had federal loss carryforwards of approximately $299,000 and state loss carryforwards of approximately $99,000. Based on annualizing the earnings for the nine month period ended December 31, 2001, the Company's income tax expense net of the remaining net operating loss carryforwards equated to an effective tax rate of approximately 31%. The Company fully exhausted its federal loss carryforwards during the fiscal year ended March 31, 2001. Due to the current losses, the Company anticipates it will have little or no income tax expense for the year ended March 31, 2002.

Financial Condition and Liquidity
---------------------------------
As of December 31, 2001, the Company's held approximately $1.4 million in cash and cash equivalents. In addition, the Company's net worth and working capital were approximately $3.56 million and $3.2 million, respectively. The Company has no long-term debt and has not used its available line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. Net cash used by operating activities totaled approximately $159 thousand during the reporting period. Reduced sales volumes and improved collections, resulted in reducing the Company's accounts receivable by approximately $650 thousand. The Company's average days receivable improved from 39 days as of March 31, 2001 to 24 days as of December 31, 2001.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $170 thousand for capital expenditures, primarily related to the purchase of vehicles and equipment for the new retail operation in Atlanta, Georgia. Additionally, the Company increased its short-term notes receivable investments by $100 thousand and used approximately $30 thousand to finance the purchase of treasury stock.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income. Management believes current cash reserves and cash flows from operations will be adequate to fund the projected needs of the Company for the foreseeable future without the need for outside financing.

Forward Looking Statements
--------------------------
The current economic downturn significantly impacted the Company's sales revenues and profitability, as well as the revenues of the office furniture industry as a whole. The Company began to experience a decline in sales orders during the first quarter of the 2002 fiscal year. This decline worsened following the events of September 11, 2001. As a result of the significant reduction in sales volume and corporate losses, the Company was forced to layoff personnel in order to reduce fixed costs. Furthermore, management has set new sales quotas, which if not met, will result in further layoffs and reduction in salaries.

Although third quarter revenues were down over 50%, the Company's January, 2002 bookings were over $750,000. While this is a significant improvement and the Company has made efforts to reduce fixed expenditures, there can be no guarantee that the Company will report profits for the final quarter of the current fiscal year. Although the reduced sales volume, decreased cash reserves and corporate losses are of concern, management remains confident that the Company is in an excellent position to withstand the current economic slowdown and views this as an opportunity to expand into other geographic markets.

As a result of the economic slowdown in the industry, many of the smaller office furniture refurbishers that the Company competes with have not had the financial stability to withstand the tight economy and have been forced to close operations. This in turn has created business opportunities, which the Company hopes to capitalize on. During the reporting period, the Company was able to purchase the inventory and equipment of one such competitor in the Atlanta, Georgia area. The new location is now operational and despite the economic downturn, generated approximately $147 thousand in sales during the reporting period and approximately $86 thousand for the month of January 2002. The office now employs nine full-time employees and is set up to begin production of small to mid-sized orders, complete product delivery and installations and provide design and project management services.

In addition to the new office in Atlanta, the Company is opening a satellite sales office in the Los Angeles, California area scheduled to begin operations on February 1, 2002. The Company hired Ron Ziegler, a successful former CEO with many years of industry experience, to head this office. Management believes the Los Angeles market offers a tremendous opportunity for growth and will help to further diversify the Company's retail operation.

While there can be no guarantee that the new locations will be profitable, management remains optimistic about their potential for growth. Management believes that the platform for growth is built during the lean times rather than paying the higher valuations required when business is good.

                           PART II - OTHER INFORMATION

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

On September 19, 2001, Semple & Cooper, LLP filed an answer and counterclaim for breach of contract and defamation in response to the above mentioned lawsuit. The counterclaim seeks monetary damages, including punitive damages and an injunction requiring the Company to retract alleged defamatory statements the Company made against Semple & Cooper, LLP.

Item 2.  Changes in Securities
------------------------------
On August 14, 2001, the Company issued a 5% stock dividend to shareholders of record on August 13, 2001. This stock dividend was issued in order to satisfy the Company's public float requirement for continued listing on the Nasdaq Small Cap Market.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item  5. Other Information
---------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:



No.               Description                                                          Reference
---               -----------                                                          ---------

10.33    Loan document between M&I Thunderbird Bank and the Registrant                   1
10.34    Agreement for Conveyance and Assignment between First Capital Bank
         and Registrant                                                                  2
10.35    Sublease between Iron Mountain Records Management, Inc. and Registrant          2
10.36    Lease agreement between Arden Realty Finance III, LLC and Registrant            3

(1)      Filed with 10-QSB on August 28, 2001
(2)      Filed with 10-QSB on November 9, 2001
(3)      Filed herein.
         (*)      Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    February 5, 2002                _______________________________________

                                         Scott W. Ryan, Chairman


Date:    February 5, 2002                _______________________________________
                                         Dirk D. Anderson, CEO
                                        (Principal Accounting Officer)