Form 10KSB
period 2002-03-31
RECONDITIONED SYSTEMS INC
filed 2002-06-28
CIK 891915

Securities and Exchange Commission
                            Washington D. C. 20549

                                   Form 10-KSB

(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2002

                                       or

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________ to ___________.

                         Commission file number 0-20924

                           RECONDITIONED SYSTEMS, INC.
                  (Name of small business issuer in its charter)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

The issuer's revenues for the fiscal year ended March 31, 2002 were $8,329,693.

As of June 10, 2002, the aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $1,228,762.

As of June 10, 2002, the number of shares outstanding of the Registrant's common stock was 1,194,608.

Portions of the Registrant's definitive Proxy Statement, dated June 28, 2002, are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format.       Yes ___No  X  .
                                                              ------

                                     PART I
                                     ------

Item 1.  Description of Business
--------------------------------

General
-------
Reconditioned Systems, Inc. ("RSI" or the "Company"), an Arizona corporation formed in March 1987, remanufactures and markets modular office workstations consisting of panels, work surfaces, file drawers, book and binder storage and integrated electrical components ("workstations"). The Company specializes in remanufacturing and marketing workstations originally manufactured by Haworth, Inc. ("Haworth"). The Company operates two remanufacturing facilities, one in Arizona and one in Georgia. The Company also markets new office furniture product-lines, including office chairs, desk, filing, lighting and other office furniture accessories.

There are more than 50 manufacturers of new workstations in the United States. Steelcase, Inc. ("Steelcase"), Herman Miller, Inc. ("Herman Miller"), and Haworth constitute the dominant manufacturers, controlling a majority of the market for new workstations. Steelcase, Herman Miller, and Haworth have each created a unique system for connecting panels, electrical power and telecommunications raceways, resulting in virtually no interchangeability between their respective products. Due to this lack of interchangeability of dominant manufacturer parts, the Company has generally specialized in remanufacturing and marketing workstations originally manufactured by Haworth.

The Company's executive offices are located at 444 West Fairmont, Tempe, Arizona 85282 and its telephone number is 480-968-1772.

Principal Line of Business
--------------------------
The Company's principal line of business is the sale of remanufactured Haworth workstations. Historically, these sales have accounted for approximately 70 - 80% of the Company's revenues. For the year ended March 31, 2002, these sales represented 74% of the Company's revenues.

The Company purchases used Haworth workstations from manufacturers, dealers, brokers, and end-users and transports them to one of its two manufacturing facilities located in Arizona and Georgia, where it disassembles and inventories the workstations by component parts, stores, and, upon receipt of purchase orders, reconditions and reassembles the workstations. The remanufacturing process includes sanding, painting, laminating, and reupholstering. Certain parts of the used Haworth workstations the Company purchases are damaged beyond repair and must be replaced with new parts purchased from Haworth dealers, clone parts which the Company purchases from various vendors, and new parts which the Company manufactures from raw materials. The Company markets these remanufactured Haworth workstations throughout the United States. Orders received by the Company range from as few as one workstation to as many as several hundred workstations.

The Company believes that workstations offer advantages over the traditional desk, free standing file, and permanent dry wall dividers common to historical office layouts since workstations enable businesses to house more people in a given space than traditional structures and are easier to move and reconfigure. In addition, workstations are designed around personal computers, and the growth in that market has contributed to the growth and acceptance of workstations. The Company believes its remanufactured Haworth workstations offer an advantage over much of its competition because they are higher quality than new workstations available in the same price range.

Other Lines of Business
-----------------------
The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations; selling new office furniture produced by other manufacturers (including new modular office furniture, desks, files, and chairs); installing workstations, and remanufacturing product already owned by customers. Historically, these other lines of business have accounted for approximately 20
- 30% of the Company's revenues. For the year ended March 31, 2002, these sales represented 26% of the Company's revenues.

In August 2001, the Company opened a new manufacturing facility and retail showroom under the trade name of Total Office Interiors ("TOI") in Norcross, Georgia, a suburb of Atlanta. The primary focus of this expansion was to provide another manufacturing "hub" and sales office to market to customers in the Eastern United States. The Company modeled this new facility after its Arizona manufacturing and sales office.

In January 2002, the Company opened a satellite sales office and showroom ("spoke") in Sherman Oaks, California. The primary focus of this new sales office is to develop a TOI retail presence in the Southern California region. This office showcases the Company's remanufactured product-line, along with the other new product-lines offered by the Company's Arizona and Georgia sales offices.

Inventory and Sources of Supply
--------------------------------
The Company purchases used Haworth workstations throughout the United States through competitive bids or private negotiations with new workstation manufacturers and dealers, used workstation brokers, and end-users. The Company then transports the used Haworth workstations to one of its two manufacturing facilities in Arizona and Georgia, where it disassembles, inventories by component part, and stores the used Haworth workstation components until purchase orders are received which require the various component parts. The Company also inventories new workstation components purchased from Haworth dealers, clone workstation components, and raw materials used in the remanufacturing process. These raw materials include items such as fabric, particleboard, laminate and paint.

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

Remanufacturing Process
-----------------------
The Company's remanufacturing process for used Haworth workstations includes sanding, painting, laminating, and reupholstering. The remanufacturing process also includes replacing certain components with new components purchased from Haworth dealers, clone components purchased from various vendors, or new components manufactured by the Company from raw materials. The Company's facilities in Arizona and Georgia include all of the equipment required to recondition workstations, including closed and open paint booths, paint drying booths, sanding equipment, saws and laminating equipment.

The remanufactured Haworth workstations that the Company sells generally consist of panels, worksurfaces, pedestals, overhead storage units, lateral file storage units, task lights, and electrical raceways. The Company reconditions all of these items. Components that are often damaged and need to be replaced with new or clone components include panel top caps, shelf ends for overhead storage units, worksurfaces, electrical base and top feeds, and electrical raceways. The Company sells certain auxiliary items such as chairs, file cabinets, and desks, but it usually purchases these items new from other manufacturers rather than purchasing them used and remanufacturing them.

The Company's facilities have been designed to facilitate the natural flow of used Haworth workstation components and raw materials in order to streamline the remanufacturing process through disassembly, storage, remanufacturing, and shipping. Utilizing narrow aisle storage maximizes storage capacity. The Company believes that its current facilities will be able to handle the anticipated increase in volume as a result of its plan to increase its distribution channels.

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

The market for workstations is highly competitive. The Company competes with new workstation manufacturers, their dealers, and other reconditioners in the sale of its remanufactured Haworth workstations. New workstation manufacturers and their dealers have certain competitive advantages over the Company including established distribution channels and marketing programs, substantial financial strength, long-term customers, ready access to all component parts, and the fact that if everything is equal (price, lead-time, etc.), most people would choose new workstations over remanufactured workstations. The Company has certain competitive advantages over new workstation manufacturers and their dealers. On orders of 100 workstations or less, the Company's pricing is usually significantly less than pricing on new "Grade A" workstations ("Grade A" workstations are considered to be those workstations manufactured by Haworth, Herman Miller and Steelcase) and the quality of the Company's remanufactured Haworth workstations exceeds that of new "Grade B" workstations. In addition, the Company can produce and install fully remanufactured Haworth workstations within two to three weeks as compared to standard lead-times of approximately six to eight weeks for the new workstation manufacturers. The Company believes that its remanufacturing services are more comprehensive than most other reconditioners. The Company has the ability to produce more remanufactured workstations and higher quality remanufactured workstations than most other reconditioners, resulting in a competitive advantage. The Company is facing increased competition from "bargain" newly manufactured product lines. There are no significant barriers to entry into the markets served by the Company. An increase in competition from existing competitors or the entry of new competitors could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

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

Distribution
------------
The Company markets its products on a wholesale basis to furniture dealerships, design firms and installation companies throughout the United States. The Company employs three full-time employees who concentrate on telemarketing and servicing its wholesale sales and two independent marketing representatives who concentrate on market expansion. In recent years, the Company's wholesale sales have comprised as much as approximately 65% of the Company's total sales. For the year ended March 31, 2002, wholesale sales accounted for 44% of the Company's total sales.

The Company also operates three retail sales offices doing business under the trade name of "Total Office Interiors," located in the metropolitan areas of Phoenix, Atlanta and Los Angeles. The Company's Arizona sales office has historically generated approximately 40-50% of the Company's total sales. For the year ended March 31, 2002, Arizona retail sales accounted for approximately 52% of the Company's total sales. In August 2001, the Company opened a new manufacturing facility and retail showroom in Georgia. The primary focus of this expansion was to provide another manufacturing hub and sales office to market to customers in the Eastern United States. The Company modeled this new facility after its Arizona manufacturing and sales office. In January 2002, the Company opened a satellite sales office in Sherman Oaks, California. The primary focus of this new sales office is to develop a retail presence in Southern California. These two new divisions accounted for 4% of the Company's total sales for the fiscal year.

Customers
----------
In addition to the Company's network of authorized dealers, the Company's retail customers range from small business to Fortune 500 companies. The Company customer base also includes various federal, state and local agencies and other governmental entities. The Company maintains a broad customer base and is not dependent on any one customer.

Personnel
---------
The Company currently has 73 full-time employees of whom 39 are production personnel directly involved in the remanufacturing process, 8 are in the installation department, 18 are in the sales and design departments, and 8 are management and administrative personnel. Due to significantly reduced sales volume, the Company eliminated 10 employees during the fiscal year ending March 31, 2002.

The Company believes that its ability to grow and attain its desired profitability levels depend on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has an employment agreement, which includes severance benefits, with its Chief Executive Officer (see Item 10 - Executive Compensation.) None of the Company's personnel are covered by a collective bargaining agreement, and the Company has never suffered a work stoppage. Despite the recent elimination of employees, the Company considers its relations with its employees to be excellent.

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

The Company's operations are also governed by laws and regulations relating to work-place safety and worker health, principally the Occupational Safety and Health Act and accompanying regulations and various state laws and regulations. The Company does not believe that future compliance with current laws and regulations will have a material adverse effect on its financial condition or results of operations.

Insurance
---------
The Company maintains liability insurance policies covering a number of risks, including business interruption, property, commercial crime, comprehensive general liability and workers compensation and employer's liability insurance. The Company believes that its insurance coverage is adequate.

Item 2.  Description of Properties
----------------------------------

The Company presently leases a 58,500 square foot facility in Tempe, Arizona that houses its corporate offices, remanufacturing operation, warehouse space and showroom space. The current lease on the Arizona facility expires April 2006. The Company leases a 18,720 square foot remanufacturing and sales office facility in Norcross, Georgia which expires June 2004 and a 1,968 square foot sale office in Sherman Oaks, California which expires December 2004. The Company believes its existing facilities are adequate for its current and projected sales volumes. In addition, the Company believes suitable additional space will be available as needed.

The Company owns substantially all of its equipment, including its office equipment, its company vehicles and its remanufacturing equipment. The Company's equipment has been assigned as collateral for amounts borrowed under loan agreements with M&I Thunderbird Bank.

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

The Company has filed a motion of readiness to proceed to trial. To date, the Company has incurred $93,533 in legal fees and additional fees to re-audit the financial statements for the fiscal years ended March 31, 1999 and 2000.

Item 4.  Submissions of Matters to a Vote of Security Holders
--------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "RESY." The following table sets forth the high and low closing sales price, as reported by the Nasdaq Small Cap Market, in dollars per share for the quarters then ended:


--------------------------- ---------------------------------------------------
                                            Common Stock
--------------------------- ---------------------------------------------------

        Date                            Low                         High
--------------------------- --------------------------- ------------------------

           June, 2000                      2.25                        3.13

           September, 2000                 2.50                        3.13

           December, 2000                  2.69                        3.38

           March, 2001                     2.81                        3.38

           June, 2001                      2.86                        3.48

           September, 2001                 2.20                        4.10

           December, 2001                  2.23                        3.00

           March, 2002                     2.25                        2.79


The total number of shares of Common Stock of the Company outstanding as of June 10, 2002 was 1,194,608 As of the close of business on June 10, 2002, the number of record holders of the Company's Common Stock was 44 and the number of holders of the Company's Common Stock including beneficial holders of stock held in street name was estimated to be 400.

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

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------


The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk that the Company may not be able to increase sales revenues, successfully diversify its operations and return to profitability. In addition, the Company's business, operations and financial condition are subject to substantial other risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

Results of Operations
---------------------

SALES REVENUE
-------------
The Company had sales for the fiscal year ended March 31, 2002 (the "reporting period") of $8.3 million. This compares to $14.3 million for the fiscal year ended March 31, 2001 (the "comparable period"), resulting in a decrease of $6 million or approximately 42%. Management believes this decrease is primarily a result of the general economic downturn and the adverse economic effects following the terrorist attacks on September 11, 2001. Our industry has been particularly hard hit; the Company's top competitors reported calendar year sales declines ranging from 17% to 59%.

Retail sales declined 36% from approximately $7.3 million in the comparable period to approximately $4.65 million in the reporting period. While this decrease is disappointing, it is in line with the decreased revenues within the industry.

Wholesales sales totaled approximately $3.7 million, a decrease of approximately 48% over the comparable period. This decrease was primarily due to the economic downturn and the Company's historical concentration of accounts in the Northern California market, whose high-technology economy was particularly hard hit by the weak economy.

GROSS MARGIN
------------
The Company's gross profit margin for the reporting period was 17%, as compared to approximately 22% for the comparable period. The lower margins are primarily a result of the effect of fixed costs on lower sales revenues. In addition, the percentage of new furniture sales to total sales increased from approximately 15% in the comparable period to 19% in the reporting period. The Company's typical gross margin on new furniture sales is lower than that on remanufactured furniture. Furthermore, increased competitive pressures required the Company to be more aggressive in its pricing structure during the reporting period, further reducing gross margins.

OPERATING EXPENSES
------------------
The Company's selling and administrative expenses net of non-standard operating expenses (see Notes 8 and 9 of the Audited Financial Statements) increased from 13.8% in the comparable period to 22.8% in the reporting period. The Company's fixed costs represented a higher percentage of sales as a result of the decreased sales volume.

NON-STANDARD OPERATING EXPENSES
-------------------------------
In response to the lower sales volumes, management made personnel cuts in an effort to reduce future fixed expenditures and improve the company's profitability. Due to these lay-offs, the Company incurred approximately $43 thousand in severance charges during the quarter ended December 31, 2001. In addition to these severance charges, the Company incurred legal fees and other non-recurring expenses in connection with the Company's lawsuit against its former independent auditors, Semple & Cooper, LLC (See "Legal Proceedings" below). These expenditures totaled approximately $93 thousand for the fiscal year ended March 31, 2002.

OTHER INCOME AND EXPENSES
-------------------------
The Company's other income and expenses, which consist primarily of interest income, decreased by approximately $38 thousand or 41% from the comparable period to the reporting period. This decrease was primarily a result of lower interest rates and decreased cash reserves.

Income Taxes
------------

As of March 31, 2002, as a result of the operating loss reported for the fiscal year, the Company booked an income tax benefit of approximately $284 thousand and a net deferred tax asset of approximately $63 thousand. This compares to income tax expenses of approximately $377 thousand in the comparable period. The Company has elected to carryback the loss reported in the reporting period and is expecting to receive income tax refunds in 2003 of approximately $338 thousand, which includes refunds as a result of the Company's operating losses and return of estimated income tax payments made during the reporting period.

Financial Condition and Liquidity
---------------------------------

Cash Flows from Operating Activities. The Company used approximately $50 thousand in net cash to fund operating activities during the reporting period. This compares to net cash provided by operating activities of approximately $1.4 million for the comparable period. Net cash provided by operating activities excluding the non-standard charges associated with the Company's lawsuit and severance charges totaled approximately $86 thousand during the reporting period. Despite the significant operating loss recorded in the reporting period, the Company was able to effectively collect trade receivables and manage short-term liabilities and inventory levels in order to limit the cash used for operating activities.

Cash Flows from Investing and Financing Activities. During the reporting period, net cash used by investing activities totaled approximately $387 thousand primarily for the purchase of a short-term note receivable and fixed assets. Net cash used for financing activities totaled approximately $25 thousand, primarily for the purchase of treasury stock.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income net of income tax refunds.

Management believes current working capital, cash reserves and cash flows from operations are adequate to fund all planned expenditures without the need for outside financing. In addition, the Company has $1,000,000 in available borrowings on its line of credit with M&I Thunderbird Bank (see Note 7 of the Audited Financial Statements.)

Forward Looking Statements
--------------------------

Fiscal year 2002 was a challenging year for the Company. The weak U.S. economy negatively affected sales revenues throughout the Contract Office Furniture Industry. Major competitors within the industry reported sales declines for the calendar year ranging from 17% to 59%. Decreased sales, coupled with lower sales margins and higher fixed costs as a percentage of sales seriously impacted the Company's bottom-line results. In an effort to cut costs, management implemented corporate lay-offs, which reduced the Company's operating loss in the March 2002 quarter.

As a result of the downturn in the economy and our industry, management was finally able to implement its expansion plan. In August 2001, the Company opened an additional manufacturing and sales facility ("hub") in Norcross, Georgia. This location is now fully operational and beginning to establish a modest customer-base. In January 2002, the Company opened its first "spoke" sales office in Sherman Oaks, California. With the opening of these two locations, the Company is beginning to diversify its operations, reducing dependency upon its Arizona and wholesale market share.

Industry economic forecasts are projecting an additional 13% decline in sales for calendar year 2002 and in fact, one significant competitor reported sales declines of 73% for the quarter ended March 2002. Despite this forecast, management is budgeting for a modest sales increase and profitability in all divisions this next year, including the new Georgia and California divisions. Of course, there can be no guarantee that the Company will be able to achieve these results.

Item 7.  Financial Statements
-----------------------------




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the accompanying balance sheets of Reconditioned Systems, Inc. as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 2002 and 2001, and the results of its operations, stockholders' equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moffitt & Company, PC
Moffitt & Company, PC
Scottsdale, Arizona

May 6, 2002

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 2002 and 2001


                                                                                  2002                  2001
                                                                                  ----                  ----
                                                   ASSETS

Current Assets:
       Cash and cash equivalents (Notes 1, 2 and 3)                         $1,377,234           $1,839,284
       Accounts receivable (Notes 1 and 7)                                     625,430            1,227,241
       Notes receivable (Note 4)                                               150,000               50,000
       Corporation income tax receivable                                       338,249               44,741
       Deferred tax asset, net (Note 11)                                        62,982                    0
       Inventory (Notes 1 and 7)                                             1,407,923            1,434,319
       Prepaid expenses and other current assets (Note 11)                     148,790              148,939
                                                                               -------              -------

                    Total current assets                                     4,110,608            4,744,524
                                                                             ---------            ---------

Property and Equipment, net:   (Note 1, 6 and 7)                               391,341               249,861
                                                                               -------               -------

Other Assets (Note 1):
       Note receivable - officer (Notes 3 and 5)                                                     75,000
                                                                                     0
       Refundable deposits and other                                            66,463               36,656
                                                                                ------               ------

                                                                                66,463              111,656
                                                                                ------              -------

Total Assets                                                                 $4,568,412           $5,106,041
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $576,615             $598,001
       Customer deposits                                                        84,631               68,722
       Accrued compensation and benefits                                       174,040              245,874
       Other accrued expenses and current liabilities                           24,293               95,009
                                                                                ------               ------

                    Total current liabilities                                  859,579            1,007,606
                                                                               -------            ---------

Stockholders' Equity:
       Common stock, no par value; 20,000,000 shares authorized, 1,547,517 and
            1,473,834 shares issued, respectively and 1,194,608 and 1,174,250
            shares outstanding, respectively                                 4,805,258            4,588,844
       Retained earnings/(accumulated deficit)                               (230,247)               267,460
                                                                             ---------               -------

                                                                             4,575,011            4,856,304
       Less: treasury stock, 352,909 and 299,584 shares
                respectively, at cost                                        (866,178)             (757,869)
                                                                             ---------             ---------

                                                                             3,708,833            4,098,435
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,568,412           $5,106,041
                                                                             ==========           ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001


                                                                                              2002            2001
                                                                                              ----            ----

Sales                                                                                    $8,329,693    $14,341,861

Cost of sales                                                                             6,915,237     11,193,591
                                                                                          ---------     ----------

Gross profit                                                                              1,414,456      3,148,270
                                                                                          ---------      ---------

Selling & administrative expenses                                                         1,901,257      1,976,155
Severance charges (Note 8)                                                                   42,708              0
Lawsuit and legal disputes (Note 9)                                                          93,533              0
                                                                                             ------              -

Income (loss) from operations                                                             (623,042)      1,172,115

Other income (expense):
          Interest income                                                                    54,436         83,690
          Other                                                                                 326          8,936
                                                                                                ---          -----

Net income (loss) before income taxes                                                     (568,280)      1,264,741

Provision for income taxes (expense) benefit
(Note 11)                                                                                   284,185      (377,715)
                                                                                            -------      ---------

Net income  (loss)                                                                       $(284,095)       $887,026
                                                                                         ==========       ========

Earnings (loss) per share (Notes 1 and 13):

          Basic                                                                            $ (0.24)       $   0.71
                                                                                           ========       ========
          Diluted                                                                          $ (0.24)       $   0.64
                                                                                           ========       ========

Weighted average number of shares outstanding:
          Basic                                                                           1,192,394      1,257,909
                                                                                          =========      =========
          Diluted                                                                         1,192,394      1,393,524
                                                                                          =========      =========









                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 2002 and 2001



                                    Common Stock      Common Stock         Retained
                                       Shares            Amount            Earnings       Treasury
                                                                          (Deficit)          Stock          Total
-----------------------------      --------------  ----------------- ---------------- -------------- ------------


Balance at  March 31, 2000             1,327,684        $4,587,576         $(619,566)   $(359,213)     $3,608,797

Purchase of Treasury
      Shares                           (154,634)                 -                -       (401,522)     (401,522)

Transfer of shares to ESPP
   Plan                                    1,200             1,268                -          2,866          4,134

Net income                                     -                 -           887,026            -         887,026
                                   -------------- ----------------- ----------------- ------------ ---------------


Balance at  March 31, 2001             1,174,250        $4,588,844           $267,460   $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (40,500)                 -                  -    (112,025)      (112,025)

Transfer of shares to
      ESP Plan                             3,522               242                  -        8,379          8,621

Retirement of shares from
      ESP Plan                             (841)                                           (2,103)        (2,103)

Stock Dividend                            58,177           216,172          (213,612)      (2,560)              -

Net loss                                       -                 -          (284,095)            -      (284,095)
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at  March 31, 2002             1,194,608        $4,805,258         $(230,247)   $(866,178)     $3,708,833
                                   ============== ================= ================== ============ ==============















                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001


                                                                                          2002         2001

Cash Flows from Operating Activities:

        Cash received from customers                                                 $8,948,330     $15,177,707
        Cash paid to suppliers and employees                                         (8,975,076)   (13,431,540)
        Income taxes paid                                                               (72,305)      (382,891)
        Interest received                                                                49,336         83,690
                                                                                         ------         ------

                 Net cash provided/(used) by
                 operating activities                                                   (49,715)     1,446,966
                                                                                        --------     ---------

Cash Flows from Investing Activities:

        Investments in short-term notes
        receivable                                                                    (100,000)        (50,000)
        Purchase of property and equipment                                            (254,900)        (84,908)
        Other                                                                          (32,028)          3,836
                                                                                       --------          -----

                 Net cash used by investing
                 activities                                                           (386,928)       (131,072)
                                                                                      ---------       ---------

Cash Flows from Financing Activities:

        Purchase of Treasury Stock                                                     (31,925)       (401,522)
        Transfers to/from ESP Plan                                                       6,518           4,134
                                                                                         -----           -----

                 Net cash used by financing
                 activities                                                            (25,407)       (397,388)
                                                                                       --------       ---------

Increase (Decrease) in cash and cash
   equivalents                                                                        (462,050)        918,506
Cash and cash equivalents at beginning of
   period                                                                            1,839,284         920,778
                                                                                     ---------         -------

Cash and cash equivalents at end of period                                          $1,377,234      $1,839,284
                                                                                    ==========      ==========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For the Years Ended March 31, 2002 and 2001


                                                                                   2002                      2001
                                                                                   ----                      ----


Reconciliation of Net Income/(Loss) to Net Cash
  Provided/(Used) by Operating Activities:

Net Income/(Loss)                                                              $(284,095)                $887,026

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                         115,641                   104,314
          Provision for doubtful accounts                                      (16,500)                     1,000
          Non-cash portion of officer note buy-out (Note 5)                     (5,100)                         0

Changes in assets and liabilities:

          Accounts receivable                                                    618,311                  826,910
          Inventory                                                               26,396                 (243,146)
          Prepaid expenses and other assets                                          149                  (99,743)
          Income taxes receivable                                               (293,508)                       0
          Deferred income taxes receivable                                       (62,982)                       0
          Accounts payable and accrued expenses                                 (148,027)                (29,395)
                                                                                ---------                --------

          Net cash provided by operating activities                           $(49,715)                $1,446,966
                                                                              =========                ==========


Non-Cash Investing and Financing Activities:

During the year ended March 31, 2002, the Company engaged in the following non-cash investing and financing activities:

o On November 27, 2001 the Company
purchased 30,000 shares of treasury stock in exchange for a $75,000 note receivable from an officer and $5,100 in unpaid accrued interest on said note.

o On August 14, 2001, the Company issued a 5% stock dividend to shareholders of record on August 13, 2001.

During the year ended March 31, 2001, the Company did not have any non-cash investing or financing activities.










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

Accounts Receivable - Trade:
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At March 31, 2002 and 2001, the Company has established an allowance for doubtful accounts in the amount of $10,500 and $27,000, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 2002 and 2001, the Company had established a reserve for damaged and obsolete inventory in the amount of $50,000.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 1.
Summary of Significant Accounting Policies, Nature of Operations,
                                 Use of Estimates
--------------------------------------------------------------------------------

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
                                                                     Years
                  Office furniture and equipment                     3 - 7
                  Machinery and equipment                            5 - 7
                  Leasehold improvements                               3
                  Vehicles                                           3 - 5
                  Showroom furniture                                 1 - 2

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

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 1.
                 Summary of Significant Accounting Policies, Nature of
                     Operations, and Use of Estimates
                                   (Continued)
--------------------------------------------------------------------------------

Stock-Based Compensation (Continued):
         During 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Under this plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 10% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 200,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the years ended March 31, 2002 and 2001, 2,931 and 1,200 shares were issued to employees under the Plan, respectively. These outstanding shares were adjusted for the 5% stock dividend issued on August 15, 2001 to 3,078 and 1,260, respectively.

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

Advertising:
         All direct advertising costs are expensed as incurred. The Company charged to operations $146,693 and $103,055 in advertising costs for the years ended March 31, 2002 and 2001, respectively.

Shipping costs:
         Shipping costs include freight and mailing charges associated with delivery of goods from the company's warehouse to customer's designated locations. The company's policy is to classify shipping costs as part of cost of goods sold in the statement of operations.

Recent Accounting Pronouncements:
         In June 2001 and August 2001, the FASB issued the following statements:

                  FASB 141 - Business Combinations
                  FASB 142 - Goodwill and other Intangible Assets
                  FASB 143 - Accounting for Asset Retirement Obligations FASB 144 - Accounting for the Impairment or Disposal of
                             Long-Lived Assets

         These FASB statements did not have a material impact on the Company's financial position or results of operations.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 2.
                                 Concentrations
--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 2002, the Company had approximately $1,300,000 of uninsured cash.

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

--------------------------------------------------------------------------------

                                     Note 3.
                       Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The Company estimates that the fair value of all financial instruments at March 31, 2002 and 2001 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimate fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:

                                                     March 31, 2002                     March 31, 2001
                                                     --------------                     --------------

                                       Carrying Carrying
                                            Amount            Fair Value        Amount           Fair Value


Cash and cash equivalents                   $ 1,377,234       $ 1,377,234       $1,839,284       $1,839,284
Accounts receivable                         $   625,430       $   625,430       $1,227,241       $1,227,241
Short-term note receivable                  $   150,000       $   150,000       $   50,000       $   50,000
Accounts payable                            $   576,615       $   576,615       $  598,001       $  598,001


The carrying amount approximates fair value of cash and short-term instruments.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 4.
                                 Note Receivable
--------------------------------------------------------------------------------

As of March 31, 2002, the Company held an interest in a note receivable from American Business Financial Services, Inc. in the amount of $150,000, which matures on December 4, 2002. The uncollateralized note is held for investment purposes and accrues interest quarterly at an annual rate of 8.25%.

As of March 31, 2001, the Company held an interest in an $800,000 uncollateralized note receivable from Vulcan Minerals & Energy, Inc. payable in full on or before August 28, 2001. The Company entered into this note along with a group of other investors. The Company's portion of the note receivable was $50,000. Interest on the note accrued at a rate of 6% per annum payable monthly beginning April 2, 2001. On December 7, 2001, the Company transferred its interests in the note to Scott W. Ryan, the Company's Chairman of the Board for $50,000 (See "Related Party Transactions" below).
--------------------------------------------------------------------------------

                                     Note 5.
                            Note Receivable - Officer
--------------------------------------------------------------------------------

As of March 31, 2001, the Company held a $75,000 note receivable from an officer payable in one payment on or before December 19, 2002, and collateralized by 50,000 shares of the Company's Common Stock. Interest on the note accrued at a rate equal to that of the company's lenders' base rate plus 2.5%, payable annually beginning December 19, 1998. On November 27, 2001, the Company purchased 30,000 shares of the Company's Common Stock to be held in Treasury in exchange for the note receivable and unpaid accrued interest from Mr. Anderson (See "Related Party Transactions" below). For the years ended March 31, 2002 and 2001, the Company earned approximately $5,100 and $6,300 interest on this note, respectively.
--------------------------------------------------------------------------------

                                     Note 6.
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:

                                                                March 31,
                                                       2002              2001
                                                       ----              ----
Office furniture and equipment                       $331,596          $243,587
Machinery and equipment                               227,065           152,389
Leasehold improvements                                 47,806            31,806
Vehicles                                               67,447            50,922
Showroom furniture                                     64,931            11,928
                                                    ---------            -------
                                                      738,845           490,632
Accumulated depreciation                             (347,504)         (240,771)
                                                     ---------        ----------

                                                     $391,341          $249,861
                                                     ========          ========
Depreciation expense for the years ended March 31, 2002 and 2001 totaled $112,061 and $93,893, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 7.
                        Pledged Assets and Line of Credit
--------------------------------------------------------------------------------

As of March 31, 2002, the Company had a $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed seventy-five percent (75%) of eligible accounts receivables and thirty percent (30%) of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles which total $4,568,412. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. The line of credit matures on July 31, 2002.

As of March 31, 2002, the Company had no outstanding borrowings on the line of credit and was in compliance with all of the covenants of the agreement.
--------------------------------------------------------------------------------

                                     Note 8.
                                Severance Charges
--------------------------------------------------------------------------------

In response to decreased sales volume and the Company's reported losses, the Company made personnel cuts during the quarter ended December 31, 2001. In connection with the lay-offs, the Company incurred $42,708 in severance charges.
--------------------------------------------------------------------------------

                                     Note 9.
                           Lawsuit and Legal Disputes
--------------------------------------------------------------------------------

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

As of March 31, 2001, the Company had incurred $93,533 in legal fees and additional audit fees to re-audit the financial statements for the fiscal years ended March 31, 1999 and 2000. As the lawsuit is still pending, the Company anticipates it will incur additional legal fees, however, those fees cannot be estimated at this time.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 10.
                           Operating Lease Commitments
--------------------------------------------------------------------------------

The Company leases remanufacturing, warehouse, showroom and office space in Arizona, Georgia and California, as well as certain equipment under non-cancelable operating lease agreements expiring at various times through April 2006. Certain of the lease agreements require the Company to pay property taxes, insurance and maintenance costs.

Future minimum lease payments were as follows at March 31, 2002:

                  March 31,                                   Amount

                  2003                                        $478,423
                  2004                                         508,150
                  2005                                         437,624
                  2006                                         417,534
                  2007                                          32,887
                                                              ----------

                                                            $1,874,618


Rent expense under operating lease agreements for the years ended March 31, 2002 and 2001 was approximately $350,000 and $360,000, respectively.
--------------------------------------------------------------------------------

                                    Note 11.
                                  Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes consist of the following for the years ended March 31, 2002 and 2001:

                                              For the Year Ended
                                         March 31, 2002          March 31, 2001
                                         --------------          --------------
Federal
   Current (Benefit)                        (221,203)                $286,953
   Deferred (Benefit)                        (13,102)                       0
                                             --------                       -

                                            (234,305)                 286,953
                                           ---------                  -------
State
   Current                                          0                  90,762
   Deferred (Benefit)                         (49,880)                      0
                                             --------                       -

                                              (49,880)                  90,762
                                              --------                  ------

Tax Expense (Benefit)                       $(284,185)                $377,715
                                            ==========                ========

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 11.
                                  Income Taxes
                                   (Continued)
--------------------------------------------------------------------------------

The Company's income tax provisions/(benefit) differ from the amounts computed by applying the federal statutory income tax rate to income before income taxes. Reconciliation to the statutory federal income tax rate is as follows:
                                                        For the Year Ended
                                             March 31, 2002       March 31, 2001

Income tax at statutory effective rate               $ 0             $430,000

Adjustments:
          NOL Carryforward/carryback            (238,745)            (110,000)
          State taxes, net of federal benefit    (45,440)              31,000
          Alternative minimum tax carryforward         0               26,715
                                                       -               ------

Income Tax Expense (Benefit)                   $(284,185)             $377,715
                                               ==========             ========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      For the Year Ended
                                             March 31, 2002       March 31, 2001
Deferrred tax assets:
     Net operating loss carryforwards            $ 99,942                  $ 0
     Less valuation allowance                           0                    0
                                                        -                    -

     Deferred tax asset                          $ 99,942                  $ 0

Deferred tax liability:
     Property and equipment related              $ 36,960                  $ 0
                                                 --------                  ---

Net deferred tax asset                            $62,982                   $0
                                                  =======                   ==

Summary of valuation allowance:

     Balance at April 1, 2001                                 $      0

      Addition for the year ended March 31, 2002                     0
                                                              -------------

      Balance at March 31, 2002                               $      0
                                                              =============

Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realizable. The amount of the net deferred tax asset considered realizable could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. Deferred tax assets/liabilities were not material in prior years.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 12.
                              Common Stock Options
--------------------------------------------------------------------------------

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

During the year ended March 31, 2001, the Board of Directors issued 5,000 common stock options, respectively to certain officers and directors with an exercise price of $3.00. These options were subsequently readjusted to 5,250 options with an exercise price of $2.86 following the 5% stock dividend issued on August 15, 2001. In addition, during the year ended March 31, 2001, the Board of Directors issed 10,112 common stock options to certain key employees under the 1997 Employee Stock Option Plan with an exercise price of $3.00, subsequently readjusted to 10,616 options with an exercise price of $2.86.

Following is a summary of the status of the outstanding stock options for employees, officers and directors during the year ended March 31, 2002 and 2001:
                                                        Weighted Average
                                       Number of Options         Exercise Price
Outstanding as of March 31, 2000                215,207                  $1.13
        Granted                                  15,112                   3.00
        Exercised                                     0                      0
        Forfeited                                     0                      0
                                                      -                      -

Outstanding as of March 31, 2001                230,319                  $1.25
        Granted                                       0                   0.00
        Exercised                                     0                      0
        Forfeited                                     0                      0
                                                      -                      -

Outstanding as of August 15, 2001               230,319                  $1.25
        Adjustment for 5% stock dividend         11,516                  (.06)
                                                 ------                  -----

Outstanding as of March 31, 2002                241,835                  $1.19
                                                =======                  =====

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 12.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

Information relating to the stock options at March 31, 2002, summarized by exercise price, is as follows:

            OUTSTANDING                                    EXERCISABLE

               Weighted Average                      Weighted Average

                      Remaining Life
  Shares         (Years)     Exercise Price          Shares       Exercise Price

   6,615          2.0              $2.86               0                    -
 210,000         4.39              $0.95         210,000                $0.95
   9,352         5.25              $2.50           4,200                $2.50
  15,868         5.65              $2.86           5,250                $2.86
  ------         ----              -----           -----                -----

 241,835         4.43              $1.19         219,450                $1.03
 =======         ====              =====         =======                =====

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2002 and 2001. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts presented below:

                                           Year Ended          Year Ended
                                          March 31,2002       March 31,2001

Net income (loss):
     As reported                            $(284,095)            $887,026
     Pro forma                              $(295,187)            $865,967

Earnings (loss) per share:
     Basic:
          As reported                          $(0.24)              $ 0.71
          Pro forma                            $(0.25)              $ 0.69

     Diluted:
          As reported                          $(0.24)              $ 0.64
          Pro forma                            $(0.25)              $ 0.62

The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002 and 2001: expected remaining life of options of
6.25 years in 2002 and 7.25 years in 2001, expected volatility of 31%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 approximated $1.12.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------

                                    Note 13.
                            Earnings (Loss) Per Share
--------------------------------------------------------------------------------

For the years ended March 31, 2002 and 2001, the following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                              March 31,
                                                     2002              2001
                                                    ----              ----
Basic EPS

Net income (loss)                               $(284,095)          $887,026
                                                ==========          ========

Weighted average number of shares outstanding    1,192,394         1,257,909

Basic earnings (loss) per share                    $(0.24)             $0.71
                                                   =======             =====

Diluted EPS

Net income (loss)                               $(284,095)          $887,026
                                                ==========          ========

Weighted average number of shares outstanding    1,192,394         1,257,909

Effect of dilutive securities:
  Stock options                                          0           135,615
                                                         -           -------

Total common shares + assumed conversions        1,192,394         1,393,524

Diluted earnings (loss) per share                  $(0.24)             $0.64
                                                   =======             =====

Item 8.  Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------------
Financial Disclosure
-------------


On June 8, 2001, the Registrant's former principal independent accountant, Semple & Cooper, LLP resigned. Semple & Cooper's reports on the Company's financial statements for the years ended March 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Semple & Cooper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On June 22, 2001, the Registrant appointed Moffitt & Company, PC as the principal independent accountant. (See the Registrant's filings on Form 8-K dated June 15, 2001, June 28, 2001 and June 29, 2001.) Moffitt & Company subsequently re-audited the Company's financial statements for the years ended March 31, 2000 and 1999, with unqualified opinions and no changes to the financials as originally reported.

                                    PART III

The information required by Items 9 - 11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held July 31, 2002.

         Material incorporated herein by reference and location in Proxy Statement for 2002 Annual Meeting:

Item No.          Item Description                                     Proxy Statement

9                 Directors, Executive Officers, Promoters             Proposal One - Election of Directors
                  and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act

10                Executive Compensation                               Proposal One - Election of Directors

11                Security Ownership of Certain                        General Information - Security Owner-
                  Beneficial Owners and Management                     ship of Certain Principal Stockholders
                                                                       and Management

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

The Company held a $75,000 note receivable from Dirk D. Anderson, the Company's Chief Executive Officer. The funds provided by this note were used by the officer to purchase 50,000 shares of the Company's Common Stock from a former shareholder in a privately negotiated transaction. The note was payable in one payment on or before December 19, 2002, and was collateralized by the purchased shares of Common Stock. Interest on the note accrued at a rate equal to that of the Company's lender's base rate plus 2.5%, payable annually beginning December 19, 1998. On November 27, 2001, the Company exchanged the $75,000 note receivable, along with $5,100 in unpaid accrued interest on the note for 30,000 shares of the Company's Common Stock from Mr. Anderson.

On December 7, 2001, the Company entered into an agreement with Scott W. Ryan, the Company's Chairman of the Board in which the Company transferred all of its interests held in a $50,000 note receivable from Regent Energy Corporation along with any and all unpaid accrued interest on the note in exchange for $50,000. Furthermore, the agreement relieved the Company of any and all risk and uncertainty associated with said note, including, but not limited to attorney fees in connection with the collection of said note.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)(1)  Exhibits
The following exhibits are filed herewith pursuant to Regulation S-B:


No.               Description                                                          Reference
---               -----------                                                          ---------

3.1      Articles of Incorporation of the Registrant, as amended and restated           3
3.2      Bylaws of Registrant, as amended and restated                                  3
4.1      Form of Common Stock Certificate                                               1
4.5      Registration Rights Agreements                                                 2
*4.10    Options issued to Dirk D. Anderson                                             4
*4.12    Amendment to Options issued to Dirk D. Anderson                                5
*4.14    Options issued to Dirk D. Anderson                                             5
*4.15    Options issued to Scott W. Ryan                                                5
*4.16    Options issued to Scott W. Ryan                                                5
*4.17    Options issued to Scott W. Ryan                                                7
*4.18    Options issued to Dirk D. Anderson                                             7
*4.19    Options issued to Scott W. Ryan                                                7
*4.20    Options issued to Dirk D. Anderson                                             7
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee                         1
10.33    Loan document between M&I Thunderbird Bank and the Registrant                  6
10.34    Agreement for Conveyance and Assignment between First Capital Bank
         and Registrant                                                                 8
10.35    Sublease between Iron Mountain Records Management, Inc. and Registrant         8
10.36    Lease agreement between Arden Realty Finance III, LLC and Registrant           9

         (1)      Filed with Registration Statement on Form S-18,
                  No. 33-51980-LA, under the Securities Act of 1933,
                  as declared effective on December 17, 1992
         (2)      Filed with Form 10-KSB on July 13, 1995
         (3)      Filed with Form 10-KSB on July 2, 1996
         (4)      Filed with Form 10-KSB on November 14, 1996
         (5)      Filed with 10-KSB on September 26, 1997
         (6)      Filed with 10-KSB on August 11, 2000
         (7)      Filed with 10-KSB on July 18, 2001
         (8)      Filed with 10-QSB on November 9, 2001
         (9)      Filed with 10-QSB on February 5, 2002
         (*)      Indicates a compensatory plan or arrangement

(b)  Reports on Form 8-K:
No reports were filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Reconditioned Systems, Inc.
Date:    June 28, 2002              /s/ Scott W. Ryan
                                    -------------------------------------
                                    Scott W. Ryan, Chairman

                                    /s/ Dirk D. Anderson
                                    -------------------------------------
                                    Dirk D. Anderson, Chief Executive Officer
                                   (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    June 28, 2002               /s/ Scott W. Ryan
                                     -------------------------------------
                                     Scott W. Ryan, Chairman

                                     /s/ Dirk D. Anderson
                                     -------------------------------------
                                     Dirk D. Anderson, Chief Executive Officer
                                     (Principal Accounting Officer)