Form 10QSB
period 2002-06-30
RECONDITIONED SYSTEMS INC
filed 2002-08-14
CIK 891915

U.S. Securities and Exchange Commission
                            Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 26, 2002, the number of shares outstanding of the Registrant's common stock was 1,194,474.


Transitional Small Business Disclosure Format.       Yes [ ] No [X]  .

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                  June 30, 2002

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             June 30, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                  2001
                                                                                  ----                  ----
                                                   ASSETS
Current Assets:

       Cash and cash equivalents                                            $1,233,496           $1,642,597
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately $10,500 and
          $28,000, respectively                                              1,053,267            1,149,158
       Note receivable                                                         150,000               50,000
       Corporate income tax receivable                                         356,249               44,741
       Deferred tax asset, net                                                  67,882                    -
       Inventory                                                             1,337,970            1,306,763
       Prepaid expenses and other current assets                               314,823              206,334
                                                                               -------              -------

                    Total current assets                                     4,513,687            4,399,593
                                                                             ---------            ---------

Property and Equipment, net:                                                   377,284              243,419
                                                                               -------              -------

Other Assets:
       Notes receivable - officer                                                    0               75,000
       Refundable deposits                                                      31,903               12,896
       Other                                                                    31,441               21,785
                                                                                ------               ------

                                                                                63,344              109,681
                                                                                ------              -------

Total Assets                                                                 $4,954,315           $4,752,693
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $779,620             $375,827
       Customer deposits                                                       217,531               49,568
       Accrued expenses and other current liabilities                          289,378              242,939
                                                                               -------              -------

                    Total current liabilities                                1,286,529              668,334
                                                                             ---------              -------

Stockholders' Equity:
       Common stock, no par value; 20,000,000 shares
               authorized, 1,547,517 and 1,473,834 issued,                   4,805,275            4,589,239
               respectively and 1,194,474 and
              1,163,676 outstanding, respectively
       Retained earnings/(Accumulated deficit)                                (270,992)             285,193
                                                                              ---------             -------

                                                                             4,534,283            4,874,432
       Less: treasury stock, 353,043 and 310,158 shares
                respectively, at cost                                         (866,497)            (790,073)
                                                                              ---------            ---------

                                                                              3,667,786            4,084,359
                                                                              ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,954,315           $4,752,693
                                                                             ==========           ==========

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                   June 30,
                                                                                              2002            2001
                                                                                              ----            ----

Sales                                                                                   $2,529,798      $2,238,969

Cost of sales                                                                            2,039,973       1,758,703
                                                                                         ---------       ---------

Gross profit                                                                               489,825         480,266

Selling & administrative expenses                                                          550,922         477,518
Legal dispute                                                                                8,590
                                                                                             -----
                                                                                                               -

Income (loss) from operations                                                             (69,687)           2,748

Other income (expense):
          Interest income                                                                    6,463          19,988
          Other                                                                              (421)            (60)
                                                                                             ------           ----

Net income (loss) before provision for income taxes                                       (63,645)          22,676

Income tax expense (benefit)                                                              (22,900)           4,943
                                                                                          --------           -----

Net income (loss)                                                                         (40,745)         $17,733
                                                                                          --------         -------

Basic earnings (loss) per share                                                         $  ( 0.03)        $   0.02
                                                                                        ==========        ========

Basic weighted average number
          of shares outstanding                                                          1,194,607       1,170,123
                                                                                         =========       =========

Diluted earnings (loss) per common
         and common equivalent share                                                    $  ( 0.03)         $  0.01
                                                                                        ==========         =======

Diluted weighted average number
         of shares outstanding                                                           1,194,607      1,309,657
                                                                                         =========      =========

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended March 31, 2002 and the Three Month Period Ended June 30, 2002
                                   (Unaudited)

                                   Common Stock     Common Stock       Retained
                                      Shares           Amount          Earnings        Treasury
                                                                       (Deficit)         Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------

Balance at March 31, 2001              1,174,250        $4,588,844         $267,460     $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (40,500)                 -                  -    (112,025)      (112,025)

Transfer of shares to
      ESPP Plan                            3,522               242                  -        8,379          8,621

Retirement of shares from
     ESPP Plan                             (841)                 -                  -      (2,103)        (2,103)

Stock Dividend                            58,177           216,172         (213,612)       (2,560)              -

Net income (loss)                              -                 -         (284,095)             -      (284,095)
                                   -------------- ----------------- ------------------ ------------ --------------


Balance at March 31, 2002              1,194,608        $4,805,258         $(230,247)   $(866,178)     $3,708,833

Transfer of shares to
     ESPP Plan                               864             (111)                  -        2,055          1,944

Retirement of shares from
     ESPP Plan                             (998)               128                  -      (2,374)        (2,246)

Net income (loss)                              -                 -           (40,745)            -       (40,745)

                                   -------------- ----------------- ------------------ ------------ --------------

Balance at June 30, 2002               1,194,474        $4,805,275         $(270,992)   $(866,497)     $3,637,786
                                   -------------- ----------------- ------------------ ------------ --------------


                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                   June 30,
                                                                                            2002             2001
                                                                                            ----             ----

Cash and cash equivalents used by operating activities                                $(109,599)       $(149,085)

Cash and cash equivalents used by investing activities                                  (33,837)         (15,793)

Cash and cash equivalents used by financing activities                                     (302)         (31,809)
                                                                                           -----         --------

Decrease in cash and cash equivalents                                                  (143,738)        (196,687)

Cash and cash equivalents at beginning of period                                       1,377,234        1,839,284
                                                                                       ---------        ---------

Cash and cash equivalents at end of period                                            $1,233,496       $1,642,597
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

Interim Financial Statements:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2003. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2002.

Earnings (Loss) Per Common and Common Equivalent Share:

         Basic earnings (loss) per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Diluted earnings (loss) per share for the three month period ended June 20, 2002 include no dilution, as inclusion of stock options would have been anti-dilutive.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
--------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                                 2002           2001
                                                                                                 ----           ----

Basic EPS

Net Income                                                                                  $(40,745)        $17,733
                                                                                            =========        =======

Weighted average number of shares outstanding                                               1,194,607      1,170,123

Basic earnings per share                                                                      $(0.03)          $0.02
                                                                                              =======          =====

Diluted EPS

Net Income                                                                                  $(40,745)        $17,733
                                                                                            =========        =======

Weighted average number of shares outstanding                                               1,194,607      1,170,123

Effect of dilutive securities:
  Stock options                                                                                     0        139,534
                                                                                                    -        -------

Total common shares + assumed conversions                                                   1,194,607      1,309,657
                                                                                            =========      =========

Per Share Amount                                                                              $(0.03)          $0.01
                                                                                              =======          =====



                          RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 3.
                                 Legal Dispute
--------------------------------------------------------------------------------

In June 2001, the Company's former independent accountant, Semple & Cooper, LLP ("Semple"), resigned as a result of a fee dispute. In addition, Semple indicated they were not independent with respect to their audits of the Company's financial statements for the fiscal years ended March 31, 1999 and 2000, and therefore, were withdrawing their opinions related to those audits.
On August 9, 2001, the Company commenced a lawsuit against Semple & Coooper, LLP in the Superior Court of Arizona, Maricopa County (Case No. CV2001-013810) for breach of contract, malpractice, injurious falsehood and defamation. The complaint seeks monetary damages, including punitive damages, and an injunction requiring Semple & Cooper, LLP to retract and withdraw its injurious falsehoods and defamatory statements against the Company.

On September 19, 2001, Semple & Cooper, LLP filed an answer and counterclaim for breach of contract and defamation in response to the above-mentioned lawsuit. The counterclaim seeks monetary damages, including punitive damages and an injunction requiring the Company to retract alleged defamatory statements the Company made against Semple & Cooper, LLP.

For the three month period ended June 30, 2002, the Company incurred $8,590 in costs associated with this dispute. As the lawsuit is still pending, the Company anticipates it will incur additional costs, however, those costs cannot be estimated at this time.

Item 2.   Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to its increase sales volumes, the risk that the U.S. economy may not recover in the short-term and the risk that the Company may not achieve profitability. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue Recognition:
         The Company recognizes a sale when its earnings process is complete. In connection with projects that are to be installed by a customer or an agent of the customer, the sales is recognized when the product is shipped to or picked up by the customer. In connection with projects delivered and/or installed by the Company the sale is recognized upon delivery.

Accounts Receivable:
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At June 30, 2002 and 2001, the Company established an allowance for doubtful accounts in the amount of $10,500 and $28,000, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete inventory. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing a reserve for damaged and obsolete inventory. At June 30, 2002, the Company established a reserve in the amount of $50,000.

Stock-Based Compensation:
         The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123.)

Results of Operations
---------------------

SALES REVENUE
-------------

Sales for the reporting and comparable periods by Division were as follows:


                             Three Months Ended      Three Months Ended        $ Change         % Change
Division                          June 30, 2002           June 30, 2001        in Sales         in Sales
------------------------ ----------------------- ----------------------- --------------- ----------------

Wholesale                            $1,328,654                $820,792        $507,662           61.87%

Arizona Retail                         $826,048              $1,418,177      $(592,129)         (41.75)%

Georgia Retail                         $205,150                      $-        $205,150                -

California Retail                      $169,946                      $-        $169,946                -
------------------------ ----------------------- ----------------------- --------------- ----------------

Total Retail Sales                   $1,201,144              $1,418,177      $(217,033)         (15.30)%
------------------------ ----------------------- ----------------------- --------------- ----------------

Total Sales                         $2, 529,798              $2,238,969        $290,829           12.98%
------------------------ ----------------------- ----------------------- --------------- ----------------

Historically, the Company's Wholesale division has had a large concentration of dealers in the Northern California region. As a result of that concentration and the Northern California region's sharp economic decline, wholesale sales for the comparable quarter were particularly low. Management responded to the declining market by implementing a new wholesale marketing plan designed to expand its wholesale markets into other states and diversify its wholesale customer base. In addition, the opening of the Georgia production facility allowed the Company to begin developing dealer relationships in the Southern region of the United States. As a result of these efforts, Wholesale sales reported during the reporting period are more in line with historical quarterly revenues for the division.

Retail sales totaled approximately $1.2 million during the reporting period. Retail sales generated by the Arizona sales office were down approximately 42% over the comparable period. The decreased retail sales in Arizona were primarily due to a general market slowdown and a downturn in the Phoenix economy. These decreases were partially offset by the sales generated by the Company's new Georgia and California sales offices.

Due to the economic downturn, the conditions within the industry in which the Company operates are highly volatile. This volatility has caused significant fluctuation in sales over the past year. Although the Company's revenues for the reporting period were predominately generated by the Company's Wholesale division, sales for that division have dropped off for the quarter ending September 30, 2002. The Company's retail sales are showing an improvement for that same period.
(Refer to the Short-Term Outlook section below.)

GROSS MARGIN
------------
The Company's gross profit margins fell from approximately 21.5% for the comparable period to approximately 19.4% for the reporting period. This was primarily due to changes in the Company's retail to wholesale sales-mix. The Company's sales-mix changed from approximately 63% retail / 37% wholesale in the comparable period to 47% retail / 53% wholesale in the reporting period. The Company's gross margins on wholesale sales are typically lower than those of its retail sales. In addition, continued competitive pressures due to the weak economy have also driven the Company's retail gross profit margins down.

OPERATING EXPENSES
------------------
The Company's selling and administrative expenses increased from 21.3% of sales in the comparable period to 22.1% of sales for the reporting period. This increase is a result of increased fixed costs associated with the Company's new Georgia and California sales office facilities.

OTHER INCOME AND EXPENSES
-------------------------
The Company's other income and expenses, which consists primarily of interest income decreased from approximately $20 thousand in the comparable period to approximately $6,500 in the reporting period. This decrease was primarily as a result of lower returns on excess capital investments.

Income Taxes
------------
If the Company reports a net operating loss for the fiscal year ending March 31, 2003, management will elect to carryback as much of those losses as possible, resulting in an income tax receivable. As a result, as of June 30, 2002, the Company accrued an additional income tax receivable of approximately $18,000.
As of March 31, 2002, the Company had a remaining net operating loss carryforward of approximately $99,942. The Company also accrued an additional net deferred tax asset of approximately $5,000 for the reporting period. This deferred tax asset is a result of temporary taxable timing differences.

Financial Condition and Liquidity
---------------------------------
As of June 30, 2002, the Company's cash and cash equivalents totaled $1,233,496. In addition, the Company's net worth and working capital totaled $3,667,786 and $3,227,158, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. The Company used approximately $109,500 for operating activities during the reporting period. The Company reported a pre-tax net loss, net of depreciation and amortization, of approximately $12,500. The Company experienced positive cashflows resulting from increased accounts payable and accrued expenses of approximately $427,000. These increases were primarily a result of increased sales and purchases over the prior quarter. The Company was also able to decrease its inventory levels by approximately $70,000. These positive cashflows were offset by from increased accounts receivable and prepaid expenses during the reporting period of approximately $594,000. Increased first quarter sales resulted in increasing the average day's sales from approximately $22,000 per day for the quarter ended March 31, 2002 to approximately $28,000 per day for the reporting period.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $34,000 for capital expenditures and approximately $300 for employee stock purchase transactions.

Expected Future Cash Flows. The Company expects to receive Income Tax refunds of approximately $338,000. Additional cash provided by operations in the near future should closely follow operating income. Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

Forward Looking Statements
--------------------------

SHORT TERM OUTLOOK
------------------

The Company, and the entire Office Furniture industry, have been hard hit by the economic downturn. Due to significant losses in the December 2001 quarter, management instituted a wage freeze and reduced staff by approximately 10%. Although the Company has seen continued improvement in all divisions since first reporting losses in December 2001, the Company has yet to return to profitability. The Company's wholesale division was able to achieve profitability during the reporting period; however those profits were more than offset by losses reported in the Company's retail divisions. If the Company does not return to profitability within the September 2002 quarter, it is likely management will implement further cost reduction actions.

The following schedule details the management's projected quarterly revenue requirements by division needed to achieve modest net income for the quarter ending September 30, 2002. In addition, the schedule indicates the percentage of these budgeted sales revenues invoiced and booked as of the date of this report:

                                 Wholesale          Arizona         Georgia       California                Total

---------------------------- -------------- ---------------- --------------- ---------------- --------------------

Required Sales Revenue          $1,200,000       $1,200,000        $400,000         $400,000           $3,200,000
---------------------------- -------------- ---------------- --------------- ---------------- --------------------

% of Goal Meet
as of August 14, 2002                33.6%           60.82%          68.25%           48.96%               50.05%
---------------------------- -------------- ---------------- --------------- ---------------- --------------------

As of the date of this report, management is unable to project total sales revenues for the quarter ending September 30, 2002. There can be no assurance that the Company will achieve these sales revenues or that the Company will be profitable for the quarter ending September 30, 2002 if the Company meets these sales revenue goals.

LONG TERM OUTLOOK
-----------------

The Company's strong cash position puts the Company in a better position than many of its competitors during this difficult economic climate. Although the Company has reported losses during the past three quarters, it has been able to draw from its excess cash reserves to cover these losses without adversely affecting operations and still maintains sufficient cash reserves to supplement income/loss from operations in the short-term. Assuming the Company can withstand the current downturn in the economy and return to profitability in the short-term, management believes the Company will be in an excellent position to compete in the renewed economy.

There have been a number of the Company's competitors who have been forced to go out of business and many more remain financial unstable which may result in their failure, as well. This should improve the competitive climate once the economy recovers. Additionally, management believes the Company will be in an excellent position to expand market share now that the Company has established multiple manufacturing and sales facilities. The Company's Georgia and California offices are continuing to progress and are expected to reach break-even by the end of fiscal 2003.

Finally, management continues to create long-term opportunities for growth and increased gross margins through product and market development projects. The Company is currently finalizing registration of its products with the GSA, which will allow the Company to market directly to the U.S. government on open and closed bid projects. The Company is also partnering with one of its suppliers to develop a line of clone replacement parts, which will reduce the Company's product costs on new replacement component parts and allow the Company to market these items to other remanufacturers in the industry.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------
The Company is not party to any pending legal proceeding except for the litigation with Semple & Cooper, LLC as described in the Company's 10-KSB dated June 28, 2002.

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                       Reference
---               -----------                                       ---------
99.1              Certification of June 30, 2002 10-QSB                 1
(1)      Filed  herein

(b) Reports on Form 8-K:
None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    August 14, 2002
                                         /s/ Scott W. Ryan
                                         --------------------------------------
                                         Scott W. Ryan, Chairman


Date:    August 14, 2002                 /s/ Dirk D. Anderson
                                         --------------------------------------
                                         Dirk D. Anderson, CEO
                                         (Principal Accounting Officer)