Form 10QSB
period 2002-09-30
RECONDITIONED SYSTEMS INC
filed 2002-11-14
CIK 891915

U.S. Securities and Exchange Commission
                              Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 2002, the number of shares outstanding of the Registrant's common stock was 1,254,637.


Transitional Small Business Disclosure Format.       Yes ___No  X  .
                                                              ------

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                               September 30, 2002

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                  2001
                                                                                  ----                  ----

                                                   ASSETS

Current Assets:
       Cash and cash equivalents                                            $1,107,305           $1,483,744
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately  $18,000 and
          $15,000,  respectively                                             1,202,774            1,220,966
       Note receivable                                                         150,000               50,000
       Inventory                                                             1,400,180            1,415,340
       Prepaid expenses and other current assets                               357,931              260,538
                                                                               -------              -------

                    Total current assets                                     4,218,190            4,430,588
                                                                             ---------            ---------

Property and Equipment, net:                                                   399,192               432,976
                                                                               -------               -------

Other Assets:
       Notes receivable - officer                                                    0               75,000
       Refundable deposits                                                      31,903               26,156
       Other                                                                   107,589               26,353
                                                                               -------               ------

                                                                               139,492              127,509
                                                                               -------              -------

Total Assets                                                                 $4,756,874           $4,991,073
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $777,353             $614,254
       Customer deposits                                                       145,037               36,092
       Accrued expenses and other current liabilities                          242,422              227,233
                                                                               -------              -------

                    Total current liabilities                                1,164,812              877,589
                                                                             ---------              -------

Stockholders' Equity:
       Common stock, no par value; 100,000,000 shares
               Authorized, 1,254,637 and 1,222,793
       outstanding,                                                         $4,979,314           $4,805,371
               respectively
       Retained earnings/(Accumulated deficit)                               (521,823)               99,105
                                                                             ---------               ------

                                                                             4,457,491            4,904,476
       Less: treasury stock, 352,594 and 246,225 shares
                respectively, at cost                                        (865,429)             (790,987)
                                                                             ---------             ---------

                                                                             3,592,062            4,113,489
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,756,874           $4,991,073
                                                                             ==========           ==========



                           RECONDITIONED SYSTEMS, INC.
                              STATEMENTS OF INCOME
        For the Three and Six Month Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                              September 30,               September 30,
                                                                2002          2001          2002          2001
                                                                ----          ----          ----          ----

Sales                                                     $2,457,707    $2,575,498    $4,987,505    $4,814,467

Cost of sales                                              1,989,937     2,080,435     4,029,910     3,839,138
                                                           ---------     ---------     ---------     ---------

Gross profit                                                 467,770       495,063       957,595       975,359

Selling & administrative expenses                            595,126       427,025     1,146,048       904,543
Legal dispute                                                  5,723        41,126        14,313        41,126
                                                               -----        ------        ------        ------

Income (loss) from operations                              (133,079)        26,912     (202,766)        29,660

Other income (expense):
          Interest income                                      6,604        15,972        13,067        35,960
          Other                                                  118            40         (303)          (20)
                                                                 ---            --         -----          ----

Net income (loss) before provision for income taxes
                                                           (126,357)        42,924     (190,002)        65,600

Income tax benefit (expense)                                  49,600      (15,400)        72,500      (20,343)
                                                              ------      --------        ------      --------

Net income (loss)                                          $(76,747)       $27,524    $(117,502)       $45,257
                                                           ---------       -------    ----------       -------

Basic earnings (loss) per share (Notes 1 and 2)              $(0.06)         $0.02       $(0.10)         $0.04
                                                             =======         =====       =======         =====

Basic weighted average number
          of shares outstanding                            1,224,985     1,182,210     1,209,879     1,176,167
                                                           =========     =========     =========     =========

Diluted earnings (loss) per common
         and common equivalent share
         (Notes 1 and 2)                                     $(0.06)         $0.02       $(0.10)         $0.03
                                                             =======         =====       =======         =====

Diluted weighted average number
         of shares outstanding                             1,224,985     1,300,832     1,209,879     1,305,245
                                                           =========     =========     =========     =========



                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the Year Ended March 31, 2002
                and the Six Month Period Ended September 30, 2002
                                  (Unaudited)

                                   Common Stock     Common Stock       Retained
                                      Shares           Amount          Earnings        Treasury
                                                                       (Deficit)         Stock          Total

---------------------------------- -------------- ----------------- ---------------- -------------- --------------

Balance at March 31, 2001              1,174,250        $4,588,844         $267,460     $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (40,500)                 -                  -    (112,025)      (112,025)

Transfer of shares to
      ESPP Plan                            3,522               242                  -        8,379          8,621

Retirement of shares from
     ESPP Plan                             (841)                 -                  -      (2,103)        (2,103)

Stock Dividend                            58,177           216,172         (213,612)       (2,560)              -

Net income (loss)                              -                 -         (284,095)             -      (284,095)
                                   -------------- ----------------- ----------------- ------------- --------------

Balance at March 31, 2002              1,194,608        $4,805,258         $(230,247)   $(866,178)     $3,708,833

Transfer of shares to
     ESPP Plan                             1,313             (146)                  -        3,123          2,977

Retirement of shares from
     ESPP Plan                             (998)               128                  -      (2,374)        (2,246)

Stock Dividend                            59,714           174,074          (174,074)                           -

Net income (loss)                              -                 -          (117,502)            -      (117,502)
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at September 30, 2002          1,254,637        $4,979,314         $(521,823)   $(865,429)     $3,592,062
                                   -------------- ----------------- ------------------ ------------ --------------



                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Six Month Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                     Three Months Ended            Six Months Ended
                                                                        September 30,                 September 30,
                                                                        2002           2001          2002          2001
                                                                        ----           ----          ----          ----

Cash and cash equivalents provided/(used) by operating
activities                                                         $(49,504)        $68,297    $(159,103)     $(80,788)
                                                                   ---------        -------    ----------     ---------

Cash and cash equivalents used by investing activities:
       Purchase of property and equipment                           (77,720)      (213,889)     (111,182)     (229,682)
       Other                                                               0       (14,867)         (375)      (14,867)
                                                                           -       --------         -----      --------

                                                                    (77,720)      (228,756)     (111,557)     (244,549)
                                                                    --------      ---------     ---------     ---------
Cash and cash equivalents provided/(used) by financing
activities                                                             1,033          1,606           731      (30,203)
                                                                       -----          -----           ---      --------

Decrease in cash and cash equivalents                              (126,191)      (158,853)     (269,929)     (355,540)

Cash and cash equivalents at beginning of period                   1,233,496      1,642,597     1,377,234     1,839,284
                                                                   ---------      ---------     ---------     ---------

Cash and cash equivalents at end of period                        $1,107,305     $1,483,744    $1,107,305    $1,483,744
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

Interim Financial Statements:

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2003. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2002.

Earnings (Loss) Per Common and Common Equivalent Share:

         Basic earnings (loss) per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Diluted earnings (loss) per share for the three and six month periods ended September 30, 2002 include no dilution, as inclusion of stock options would have been anti-dilutive.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                               Earnings Per Share
--------------------------------------------------------------------------------


                                                             Three Months Ended              Six Months Ended
                                                                September 30,                  September 30,
                                                                  2202           2001            2002           2001
                                                                  ----           ----            ----           ----

Basic EPS

Net Income                                                   $(76,747)        $27,524      $(117,502)        $45,257
                                                             =========        =======      ==========        =======

Weighted average number of shares outstanding                1,224,985      1,182,210       1,209,879      1,176,167

Basic earnings per share                                       $(0.06)          $0.02         $(0.10)          $0.04
                                                               =======          =====         =======          =====

Diluted EPS

Net Income                                                   $(76,747)        $27,524      $(117,502)        $45,257
                                                             =========        =======      ==========        =======

Weighted average number of shares outstanding                1,224,985      1,182,210       1,209,879      1,176,167

Effect of dilutive securities:
  Stock options                                                      0        118,622               0        129,078
                                                                     -        -------               -        -------

Total common shares + assumed conversions                    1,224,985      1,300,832       1,209,879      1,305,245
                                                                                                           =========

Per Share Amount                                               $(0.06)          $0.02         $(0.10)          $0.03
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

For the six month period ended September 30, 2002, the Company incurred $14,313 in costs associated with this dispute. As the lawsuit is still pending, the Company anticipates it will incur additional costs, however, those costs cannot be estimated at this time. The Company has elected to charge these expenses to operating expenses, as incurred.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

Revenue Recognition:
         The Company recognizes a sale when its earnings process is complete. In connection with projects that are to be installed by a customer or an agent of the customer, the sale is recognized when the product is shipped to or picked up by the customer. In connection with projects delivered and/or installed by the Company the sale is recognized upon delivery.

Accounts Receivable:
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At September 30, 2002 and 2001, the Company established an allowance for doubtful accounts in the amount of $18,000 and $15,000, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete inventory. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing a reserve for damaged and obsolete inventory. At September 30, 2002, the Company established a reserve in the amount of $50,000.

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

SALES REVENUE

Sales for the reporting and comparable periods by Division were as follows:


                       Three Months     Three Months     % Change       Six Months       Six Months     % Change
Division            Ended September            Ended     in Sales            Ended            Ended     in Sales
                           30, 2002    September 30,                 September 30,    September 30,
                                                2001                          2002             2001

----------------- ------------------ ---------------- ------------ ---------------- ---------------- ------------

Wholesale                  $741,555       $1,088,860     (31.90)%       $2,070,210       $1,909,652        8.41%

Arizona Retail           $1,031,928       $1,386,725     (25.59)%       $1,857,975       $2,804,902     (33.76)%

Georgia Retail             $318,956          $99,913      219.23%         $524,106          $99,913      424.56%

California
Retail                     $365,268               $0            -         $535,214               $0            -

Total Retail
Sales                    $1,716,152       $1,486,638       15.44%       $2,917,295       $2,904,815         .43%

Total Sales              $2,457,707       $2,575,498      (4.57)%       $4,987,505       $4,814,467        3.59%

Sales revenues reported the three month period ended September 30, 2002 (hereinafter the "reporting quarter") for the Company's Wholesale and Arizona Retail divisions declined sharply over those reported for the three month period ended September 30, 2001 (hereinafter the "comparable quarter"). These declines were primarily due to the economic downturn and the volatile conditions within the industry. The sales generated by the new divisions for the reporting quarter helped to partially offset the declining sales generated by the Arizona and Wholesale divisions.

GROSS MARGIN
The Company's gross profit margins remained relatively constant from the comparable quarter to the reporting quarter at 19.22% and 19.03%, respectively. Gross margin percentages for the reporting period fell from 20.26% in the comparable period to 19.20%. The 1.06% decline was primarily due to strong industry-wide competitive pricing pressures and a slight change in the Company's retail to wholesale sales-mix. The Company's sales-mix changed from approximately 60% retail / 40% wholesale in the comparable period to 58% retail /42% wholesale in the reporting period.

OPERATING EXPENSES
The Company's selling and administrative expenses, net of legal disputes, increased from 16.5% of sales in the comparable quarter and 18.8% of sales in the comparable period to 24.2% and 23.0% of sales for the reporting quarter and period, respectively. This increase is a primarily result of increased fixed costs associated with the Company's new Georgia and California sales office facilities.

OTHER INCOME AND EXPENSES
The Company's other income and expenses, which consists primarily of interest income decreased from approximately $16 thousand in the comparable quarter and $36 thousand in the comparable period to approximately $7 thousand and $13 thousand in the reporting quarter and period, respectively. This decrease was primarily as a result of lower returns on excess capital investments and declining cash reserves.

Income Taxes
If the Company reports a net operating loss for the fiscal year ending March 31, 2003, management will elect to carryback as much of those losses as possible, resulting in an income tax receivable. As a result, as of September 30, 2002, the Company accrued an additional income benefits, both current and deferred, of $49,600 and 72,500 for the reporting quarter and period, respectively. As of March 31, 2002, the Company had a remaining net operating loss carryforward of approximately $99,942.

Financial Condition and Liquidity
As of September 30, 2002, the Company's cash and cash equivalents totaled $1,107,305. In addition, the Company's net worth and working capital totaled for the reporting period were $3,592,062 and $3,053,378, respectively. This compares to net worth of $4,113,489 and working capital of $3,552,999 for the comparable period. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. The Company used approximately $159,000 for operating activities during the reporting period. The Company's pre-tax net loss, net of depreciation and amortization, for the reporting period was approximately $80,000. The Company received approximately $288,000 in income tax refunds. In addition, the Company generated positive cashflows by reducing inventory approximately $8,000 and increasing accounts payable and accrued expenses by approximately $305,000. These increases were primarily a result of increased sales, purchases and customer deposits. These positive cashflows were offset by increased accounts receivable and prepaid expenses during the reporting period of approximately $680,000. Increased first and second quarter sales resulted in increasing the average day's sales from approximately $22,000 per day for the quarter ended March 31, 2002 to approximately $27,000 per day for the reporting quarter.

Net cash used by operating activities for the comparable period totaled approximately $81,000. These funds were primarily used to reduce current liabilities and for the payment of estimated income tax payments.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $112,000 for capital expenditures and approximately $700 for employee stock purchase transactions. During the comparable period, the Company used approximately $230,000 for capital expenditures, primarily related to the purchase of vehicles and equipment for the Georgia location. Additionally, the Company used approximately $13,000 for refundable deposits related to the Georgia facility and $30,000 to finance the purchase of treasury stock.

Expected Future Cash Flows. The Company expects to receive additional Income Tax refunds of approximately $50,000. Additional cash provided by operations in the near future should closely follow operating income. Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

Forward Looking Statements

SHORT TERM OUTLOOK

The Company, and the entire Office Furniture industry, has been hard hit by the economic downturn. Due to significant losses in the December 2001 quarter, management instituted a wage freeze and reduced staff by approximately 10%. Although the Company has seen continued improvement in all divisions since first reporting losses in December 2001, the Company has yet to return to profitability. The Company's wholesale division was able to achieve profitability during the reporting period; however those profits were more than offset by losses reported in the Company's retail divisions. As a result of the continued losses, management implemented another round of cost reduction actions, including job cuts, salary and commission restructuring and a salary cut for the Company's CEO effective October 1, 2002. Although the Company reported significant losses for the reporting period, management is very optimistic about the Company's short-term outlook and hopes to return to profitability next quarter.

LONG TERM OUTLOOK

During this difficult economic environment for the industry, there have been a number of the Company's competitors who have been forced to go out of business and many more remain financial unstable which may result in their failure, as well. Due to the Company's expansion and strong financial position, management believes that when the economy recovers, the Company will be in an excellent position to expand market share.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is not party to any pending legal proceeding except for the litigation with Semple & Cooper, LLC as described in the Company's 10-KSB dated June 28, 2002.

Item 2.  Changes in Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting was held on July 31, 2002. Shareholders voted on the appointment of the Company's auditors and the election of the Company's Board of Directors.

                                Shares                                                               Broker
Proposal                       Eligible      Voted For     Voted Against       Abstentions         Non-Votes

--------------------------- ------------ -------------- ----------------- ----------------- -----------------
1- Election of
    directors:
   Scott W. Ryan              1,159,623      1,302,889                 0               612                 0
   Dirk D. Anderson           1,159,623      1,302,889                 0               612                 0
   Frank E. Hart              1,159,623      1,302,889                 0               612                 0
   David A. Rapaport          1,159,623      1,302,889                 0               612                 0
   Ronald Ziegler             1,159,623      1,302,889                 0               612                 0

2 - Appointment of
      auditors                1,159,623      1,302,906                70               525                 0

3 - Increase authorized
      common stock
      shares                  1,159,623        879,269             6,087               385                 0


Item 5. Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                    Reference
---               -----------                                    ---------

99.1              Certification of September 30, 2002 10-QSB         1

            (1)      Filed  herein

(b) Reports on Form 8-K:
None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    November 14, 2002             /S/ Scott W. Ryan
                                      _______________________________________

                                      Scott W. Ryan, Chairman


Date:    November 14, 2002             /S/ Dirk D. Anderson
                                       _______________________________________

                                       Dirk D. Anderson, CEO
                                       (Principal Accounting Officer)