Form 10QSB/A
period 2002-09-30
RECONDITIONED SYSTEMS INC
filed 2003-02-12
CIK 891915

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 11, 2003, the number of shares outstanding of the Registrant's common stock was 1,254,421.


Transitional Small Business Disclosure Format.       Yes [ ]No [X].

Item 1









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                               September 30, 2002

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                2001
                                                                                  ----                ----
                                                   ASSETS

Current Assets:
       Cash and cash equivalents                                            $1,107,305           $1,483,744
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately  $18,000 and
          $15,000,  respectively                                             1,202,774            1,220,966
       Note receivable                                                         150,000               50,000
       Inventory                                                             1,400,180            1,415,340
       Prepaid expenses and other current assets                               357,931              260,538
                                                                               -------              -------

                    Total current assets                                     4,218,190            4,430,588
                                                                             ---------            ---------

Property and Equipment, net:                                                   399,192               432,976
                                                                               -------               -------

Other Assets:
       Notes receivable - officer                                                    0               75,000
       Refundable deposits                                                      31,903               26,156
       Other                                                                   107,589               26,353
                                                                               -------               ------

                                                                               139,492              127,509
                                                                               -------              -------

Total Assets                                                                 $4,756,874           $4,991,073
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $777,353             $614,254
       Customer deposits                                                       145,037               36,092
       Accrued expenses and other current liabilities                          242,422              227,238
                                                                               -------              -------

                    Total current liabilities                                1,164,812              877,584
                                                                             ---------              -------

Stockholders' Equity:
       Common stock, no par value; 100,000,000 shares
               authorized, 1,607,231 and 1,469,018 issued,
               respectively and 1,254,637 and 1,222,793                     $4,939,597           $4,805,371
               outstanding,  respectively
       Retained earnings/(Accumulated deficit)                               (482,106)               99,105
                                                                             ---------               ------

                                                                             4,457,491            4,904,476
       Less: treasury stock, 352,594 and 246,225 shares
                respectively, at cost                                        (865,429)             (790,987)
                                                                             ---------             ---------

                                                                             3,592,062            4,113,489
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,756,874           $4,991,073
                                                                             ==========           ==========




                           RECONDITIONED SYSTEMS, INC.
                              STATEMENTS OF INCOME
      For the Three and Six Month Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                  September 30,               September 30,
                                                                2002          2001          2002          2001
                                                                ----          ----          ----          ----


Sales                                                     $2,457,707    $2,575,498    $4,987,505    $4,814,467

Cost of sales                                              1,989,937     2,080,435     4,029,910     3,839,138
                                                           ---------     ---------     ---------     ---------

Gross profit                                                 467,770       495,063       957,595       975,329

Selling & administrative expenses                            595,126       427,025     1,146,048       904,543
Legal dispute (Note 4)                                         5,723        41,126        14,313        41,126
                                                               -----        ------        ------        ------

Income (loss) from operations                              (133,079)        26,912     (202,766)        29,660

Other income (expense):
          Interest income                                      6,604        15,972        13,067        35,960
          Other                                                  118            40         (303)          (20)
                                                                 ---            --         -----          ----

Net income (loss) before provision for income taxes
                                                           (126,357)        42,924     (190,002)        65,600

Income tax benefit (expense)                                  49,600      (15,400)        72,500      (20,343)
                                                              ------      --------        ------      --------

Net income (loss)                                          $(76,757)       $27,524    $(117,502)       $45,257
                                                           ---------       -------    ----------       -------

Basic earnings (loss) per share (Notes 1 and 2)              $(0.06)         $0.02       $(0.09)         $0.04
                                                             =======         =====       =======         =====

Basic weighted average number
          of shares outstanding                            1,254,256     1,182,210     1,254,289     1,176,167
                                                           =========     =========     =========     =========

Diluted earnings (loss) per common
         and common equivalent share
         (Notes 1 and 2)                                     $(0.06)         $0.02       $(0.09)         $0.03
                                                             =======         =====       =======         =====

Diluted weighted average number
         of shares outstanding                             1,254,256     1,300,832     1,254,289     1,305,245
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

                                   Common Stock     Common Stock       Retained
                                      Shares            Amount         Earnings        Treasury
                                                                       (Deficit)         Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------

Balance at March 31, 2001              1,174,250        $4,588,844      $267,460       $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (40,500)                 -             -        (112,025)       (112,025)

Transfer of shares to
      ESPP Plan                            3,522               242             -           8,379           8,621

Retirement of shares from
     ESPP Plan                             (841)                 -             -          (2,103)         (2,103)

Stock Dividend                            58,177           216,172      (213,612)         (2,560)             -

Net income (loss)                              -                 -      (284,095)              -        (284,095)
                                   --------------    -------------   -----------   -------------      -----------

Balance at March 31, 2002              1,194,608        $4,805,258     $(230,247)      $(866,178)     $3,708,833

Transfer of shares to
     ESPP Plan                             1,313             (146)             -           3,123           2,977

Retirement of shares from
     ESPP Plan                             (998)               128             -          (2,374)         (2,246)

Stock Dividend                            59,714           134,357      (134,357)              -               -

Net income (loss)                              -                 -      (117,502)              -        (117,502)

                                   --------------    -------------  ------------    ------------    -------------

Balance at September 30, 2002          1,254,637        $4,939,597     $(482,106)      $(865,429)      $3,592,062
                                   --------------    -------------  ------------     ------------   -------------



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

Basis of Presentation:
----------------------

         The unaudited financial statements include only the accounts and transactions of the Company.

Interim Financial Statements:
-----------------------------

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2003. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2002.

Earnings (Loss) Per Common and Common Equivalent Share:
-------------------------------------------------------

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

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                            Earnings (Loss) Per Share
--------------------------------------------------------------------------------



                                                             Three Months Ended              Six Months Ended
                                                                September 30,                  September 30,
                                                                  2002           2001            2002           2001
                                                                  ----           ----            ----           ----

Basic EPS

Net Income (Loss)                                            $(76,757)        $27,524      $(117,502)        $45,257
                                                             =========        =======      ==========        =======

Weighted average number of shares outstanding                1,254,256      1,182,210       1,254,289      1,176,167
                                                             =========      =========       =========      =========

Basic earnings (loss) per share                                $(0.06)          $0.02         $(0.09)          $0.04
                                                               =======          =====         =======          =====

Diluted EPS

Net Income (Loss)                                            $(76,757)        $27,524      $(117,502)        $45,257
                                                             =========        =======      ==========        =======

Weighted average number of shares outstanding                1,254,256      1,182,210       1,224,432      1,176,167

Effect of dilutive securities:
  Stock options                                                      0        118,622               0        129,078
                                                                     -        -------               -        -------

Total common shares + assumed conversions                    1,254,256      1,300,832       1,254,289      1,305,245
                                                             =========      =========       =========      =========

Per Share Amount                                               $(0.06)          $0.02         $(0.09)          $0.03
                                                               =======          =====         =======          =====





                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 3.
                                 Stock Dividend
--------------------------------------------------------------------------------

On June 27, 2002, the Company declared a five percent stock dividend to shareholders of record as of August 14, 2002. On August 15, 2002, the Company issued 59,714 shares of common in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings and credited to common stock. Earnings (loss) per common share, weighted average shares outstanding, and all stock options have been restated to reflect the five percent stock dividend.

--------------------------------------------------------------------------------

                                     Note 4.
                                  Legal Dispute
--------------------------------------------------------------------------------

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

For the six month period ended September 30, 2002, the Company incurred $14,313 in costs associated with this dispute. As the lawsuit is still pending, the Company anticipates it will incur additional costs, however, those costs cannot be estimated at this time. A trial date of February 25, 2003 has been scheduled.

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

Revenue Recognition:
--------------------
         The Company recognizes a sale when its earnings process is complete. In connection with projects that are to be installed by a customer or an agent of the customer, the sales is recognized when the product is shipped to or possession is taken by the customer. In connection with projects delivered and/or installed by the Company the sale is recognized upon completion of the delivery when possession is taken by the customer.

Accounts Receivable:
--------------------
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At September 30, 2002 and 2001, the Company established an allowance for doubtful accounts in the amount of $18,000 and $15,000, respectively.

Inventory:
----------
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete inventory. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing a reserve for damaged and obsolete inventory. At September 30, 2002, the Company established a reserve in the amount of $50,000.

Stock-Based Compensation:
-------------------------
         The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123.)

Results of Operations
---------------------

SALES REVENUE
-------------

Sales for the reporting and comparable periods by Division were as follows:

----------------- ------------------ ---------------- ------------ ----------------- ----------------- -----------
                       Three Months     Three Months     % Change        Six Months        Six Months    % Change
Division            Ended September            Ended     in Sales   Ended September   Ended September    in Sales
                           30, 2002    September 30,                       30, 2002          30, 2001
                                                2001
----------------- ------------------ ---------------- ------------ ----------------- ----------------- -----------

Wholesale                  $741,555       $1,088,860     (31.90)%        $2,070,210        $1,909,652       8.41%

Arizona Retail           $1,031,928       $1,386,725     (25.59)%        $1,857,975        $2,804,902    (33.76)%

Georgia Retail             $318,956          $99,913      219.23%          $524,106           $99,913     424.56%

California
Retail                     $365,268               $0            -          $535,214                $0           -

Total
Retail
Sales                    $1,716,152       $1,486,638       15.44%        $2,917,295        $2,904,815       0.43%

Total Sales              $2,457,707       $2,575,498      (4.57)%        $4,987,505        $4,814,467       3.59%


Sales revenues reported the three month period ended September 30, 2002 (hereinafter the "reporting quarter") for the Company's Wholesale and Arizona Retail divisions declined sharply over those reported for the three month period ended September 30, 2001 (hereinafter the "comparable quarter"). These declines were primarily due to the economic downturn and the volatile conditions within the industry. Due to declining sales revenues during the prior fiscal year, the Company's management elected to begin diversifying the Company's regional markets by opening two new divisions, one in Georgia and one in Los Angeles. The Georgia division began operations in July 2001 and the California division began operations in January 2002. The sales generated by these new divisions for the reporting quarter helped to partially offset the declining sales generated by the Arizona and Wholesale divisions.

The Company's Wholesale division showed a slight increase in sales for the six month period ended September 30, 2002 (hereinafter the "reporting period") as compared to the six month period ended September 30, 2001 (hereinafter the "comparable period".) This improvement was primarily due to particularly low sales revenues for the first quarter of the comparable period. The 33.76% decline in Arizona Retail sales was offset by the increased sales generated by the new retail divisions.

The economic downturn and industry volatility has caused significant fluctuation in Company sales over the past year. Fortunately the diversification of the Company's markets has helped to ease the burden of some of these market fluctuations.

GROSS MARGIN
------------
The Company's gross profit margins remained relatively constant from the comparable quarter to the reporting quarter at 19.22% and 19.03%, respectively. Gross margin percentages for the reporting period fell from 20.26% in the comparable period to 19.20%. The 1.06% decline was primarily due to strong industry-wide competitive pricing pressures and a slight change in the Company's retail to wholesale sales-mix. The Company's sales-mix changed from approximately 60% retail / 40% wholesale in the comparable period to 58% retail /42% wholesale in the reporting period. The Company's gross margins on wholesale sales are typically lower than those of its retail sales. In addition, continued competitive pressures due to the weak economy have also driven the Company's retail and wholesale gross profit margins down.

OPERATING EXPENSES
------------------
The Company's selling and administrative expenses increased from 18.2% of sales in the comparable quarter and 19.6% of sales in the comparable period to 24.5% and 23.3% of sales for the reporting quarter and period, respectively. This increase is a primarily result of increased fixed costs associated with the Company's new Georgia and California sales office facilities.

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

Income Taxes
------------
If the Company reports a net operating loss for the fiscal year ending March 31, 2003, management will elect to carryback as much of those losses as possible, resulting in an income tax receivable. As a result, as of September 30, 2002, the Company accrued an additional income tax receivable of approximately $56,000. As of March 31, 2002, the Company had a remaining net operating loss carryforward of approximately $99,942. The Company also accrued an additional net deferred tax asset of approximately $16,500 for the reporting period. This deferred tax asset is a result of temporary taxable timing differences.

Financial Condition and Liquidity
---------------------------------
As of September 30, 2002, the Company's cash and cash equivalents totaled $1,107,305. In addition, the Company's net worth and working capital totaled $3,592,062 and $3,053,378, respectively. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. The Company used approximately $159,000 for operating activities during the reporting period. The Company reported a pre-tax net loss, net of depreciation and amortization, of approximately $80,000. The Company received approximately $288,000 in income tax refunds. In addition, the Company generated positive cashflows by reducing inventory approximately $8,000 and increasing accounts payable and accrued expenses by approximately $305,000. These increases were primarily a result of increased sales, purchases and customer deposits. These positive cashflows were offset by from increased accounts receivable and prepaid expenses during the reporting period of approximately $680,000. Increased first and second quarter sales resulted in increasing the average day's sales from approximately $22,000 per day for the quarter ended March 31, 2002 to approximately $27,000 per day for the reporting quarter.

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

Forward Looking Statements
--------------------------

SHORT TERM OUTLOOK
------------------

The Company, and the entire Office Furniture industry, has been hard hit by the economic downturn. Due to significant losses in the December 2001 quarter, management instituted a wage freeze and reduced staff by approximately 10%. Although the Company has seen continued improvement in all divisions since first reporting losses in December 2001, the Company has yet to return to profitability. The Company's wholesale division was able to achieve profitability during the reporting period; however those profits were more than offset by losses reported in the Company's retail divisions. As a result of the continued losses, management implemented another round of cost reduction actions, including job cuts, salary and commission restructuring and a salary cut for the Company's CEO effective October 1, 2002. Although the Company reported significant losses for the reporting period, management is very optimistic about the Company's short term outlook and hopes top return to profitability next quarter.

LONG TERM OUTLOOK
-----------------

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

Item 3. Controls and Procedures
-------------------------------

Within the 90-day period prior to the filing of this Quarterly Report on 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer (Chief Accounting Officer), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of our management's evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's Annual Meeting was held on July 31, 2002. Shareholders voted on the appointment of the Company's auditors and the election of the Company's Board of Directors.


                                 Shares                                                               Broker
Proposal                       Eligible      Voted For     Voted Against       Abstentions         Non-Votes
--------------------------- ------------ -------------- ----------------- ----------------- -----------------
1- Election of
    directors:
  Scott W. Ryan              1,194,474      1,022,243                 0               612                 0
  Dirk D. Anderson           1,194,474      1,022,243                 0               612                 0
  Frank E. Hart              1,194,474      1,022,243                 0               612                 0
  David A. Rapaport          1,194,474      1,022,243                 0               612                 0
  Ronald Ziegler             1,194,474      1,022,243                 0               612                 0

2 - Appointment of
      auditors               1,194,474      1,022,260                 70              525                 0

3 - Increase authorized
      common stock
      shares                 1,194,474        598,623              6,087              385                 0


Item 5. Other Information
-------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.      Description                                                          Reference

99.1     Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002      1


(1)      Filed  herein

(b) Reports on Form 8-K:

On December 13, 2002, the Company filed a Current Report on Form 8-K announcing by reference under Item 4 that the Company's former principal independent account, Moffitt & Company, PC resigned on December 13, 2002. Furthermore, the Company announced the engagement of Renzi, Bernardi, Suarez & Company to serve as the Company's principal independent accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    February 12, 2003               /S/ Scott W. Ryan
                                         _______________________________________

                                         Scott W. Ryan, Chairman


Date:    February 12, 2003               /S/ Dirk D. Anderson
                                         _______________________________________
                                         Dirk D. Anderson, CEO
                                         (Principal Accounting Officer)

                                  Certification

I, Dirk D. Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reconditioned Systems, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
         13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information related to the registrant particularly during the period in which this report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 12, 2003

/S/ Dirk D. Anderson

Dirk D. Anderson