Form 10QSB
period 2002-12-31
RECONDITIONED SYSTEMS INC
filed 2003-02-13
CIK 891915

U.S. Securities and Exchange Commission
                            Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2002

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 30, 2003, the number of shares outstanding of the Registrant's common stock was 1,254,421.


Transitional Small Business Disclosure Format.       Yes [ ] No [X]  .

Item 1
------









                          PART 1 - FINANCIAL STATEMENTS



                           RECONDITIONED SYSTEMS, INC.


                         Unaudited Financial Statements

                                December 31, 2002

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001
                                   (Unaudited)

                                                                                  2002                  2001
                                                                                  ----                  ----

                                                   ASSETS
Current Assets:
       Cash and cash equivalents                                            $1,031,512           $1,369,431
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately  $24,000 and
          $16,000,  respectively                                             1,585,583              569,950
       Note receivable                                                         150,000              150,000
       Inventory                                                             1,349,184            1,368,017
       Prepaid expenses and other current assets                               281,567              261,436
                                                                               -------              -------

                    Total current assets                                     4,397,846            3,718,834
                                                                             ---------            ---------

Property and Equipment, net:                                                   359,976              342,748
                                                                               -------              -------

Other Assets:
       Refundable deposits                                                      31,528               27,356
       Other                                                                    77,010               22,963
                                                                                ------               ------

                                                                               108,538               50,319
                                                                               -------               ------

Total Assets                                                                 $4,866,360           $4,111,901
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $643,895             $265,998
       Customer deposits                                                       170,414               88,404
       Accrued expenses and other current liabilities                          309,863              217,582
                                                                               -------              -------

                    Total current liabilities                                1,124,172              571,984
                                                                             ---------              -------

Stockholders' Equity:
       Common  stock, no par value; 100,000,000 shares authorized, 1,607,231 and
               1,548,395 issued, respectively and 1,254,421 and 1,193,671
               outstanding,  respectively                                   $4,938,758           $4,805,410
       Retained earnings/(Accumulated deficit)                               (330,628)             (396,495)
                                                                             ---------             ---------

                                                                             4,608,130            4,408,915
       Less: treasury stock, 352,810 and 354,724 shares
                respectively, at cost                                        (865,942)             (868,998)
                                                                             ---------             ---------

                                                                             3,742,188            3,539,917
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,866,360           $4,111,901
                                                                             ==========           ==========




                           RECONDITIONED SYSTEMS, INC.
                              STATEMENTS OF INCOME
        For the Three and Nine Month Periods Ended December 31, 2002 and 2001
                                   (Unaudited)



                                                           Three Months Ended           Nine Months Ended
                                                              December 31,                 December 31,
                                                                2002          2001          2002          2001
                                                                ----          ----          ----          ----

Sales                                                     $3,621,136    $1,536,958    $8,608,641    $6,351,425

Cost of sales                                              2,693,887     1,502,687     6,723,797     5,341,825
                                                           ---------     ---------     ---------     ---------

Gross profit                                                 927,249        34,271     1,884,844     1,009,600

Selling & administrative expenses                            691,872       462,105     1,837,920     1,366,648
Legal dispute (note 4)                                         6,774        35,404        21,087        76,530
Severance charges (Note 5)                                         0        42,708             0        42,708
                                                                   -        ------             -        ------

Income (loss) from operations                                228,603      (505,946)       25,837       (476,286)

Other income (expense):
          Interest income                                      5,560        10,326        18,627        46,286
          Other                                                1,140            20           837        (20,343)
                                                               -----            --           ---        --------

Net income (loss) before provision for income taxes
                                                             235,303      (495,600)       45,301       (450,343)

Income tax expense                                           (83,825)            0       (11,325)            0
                                                             --------            -       --------            -

Net income (loss)                                           $151,478    $(495,600)       $33,976      $(450,343)
                                                            ========    ==========       =======      ==========

Basic earnings (loss) per share (Notes 1 and 2)                $0.12       $(0.42)         $0.03       $(0.38)
                                                               =====       =======         =====       =======

Basic weighted average number
          of shares outstanding                            1,249,821     1,191,972     1,252,778     1,181,435
                                                           =========     =========     =========     =========

Diluted earnings (loss) per common
         and common equivalent share
         (Notes 1 and 2)                                       $0.11       $(0.42)         $0.02       $(0.38)
                                                               =====       =======         =====       =======

Diluted weighted average number
         of shares outstanding                             1,353,946     1,191,972     1,372,958     1,181,435
                                                           =========     =========     =========     =========




                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
       For the Year Ended March 31, 2002 and the Nine Month Period Ended
                                December 31, 2002
                                   (Unaudited)


                                   Common Stock     Common Stock       Retained
                                      Shares           Amount          Earnings        Treasury
                                                                       (Deficit)         Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------

Balance at March 31, 2001              1,174,250        $4,588,844         $267,460     $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (40,500)                 -                  -    (112,025)       (112,025)

Transfer of shares to
      ESPP Plan                            3,522               242                  -        8,379          8,621

Retirement of shares from
     ESPP Plan                             (841)                 -                  -      (2,103)         (2,103)

Stock Dividend                            58,177           216,172         (213,612)       (2,560)              -

Net income (loss)                              -                 -         (284,095)             -       (284,095)
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at March 31, 2002              1,194,608        $4,805,258         $(230,247)   $(866,178)     $3,708,833

Transfer of shares to
     ESPP Plan                             2,248             (921)                  -        5,346          4,425

Retirement of shares from
     ESPP Plan                           (2,149)                64                  -      (5,110)         (5,046)

Stock Dividend                            59,714           134,357          (134,357)            -              -

Net income                                     -                 -             33,976            -         33,976
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at December 31,
     2002                              1,254,421        $4,938,758         $(330,628)   $(865,942)     $3,742,188
                                   -------------- ----------------- ------------------ ------------ --------------



                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
       For the Three and Nine Month Periods Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                     Three Months Ended            Nine Months Ended
                                                                        December 31,                December 31,
                                                                        2002           2001          2002          2001
                                                                        ----           ----          ----          ----


Cash and cash equivalents used by operating activities             $(60,608)      $(78,196)    $(219,711)    $(158,984)
                                                                   ---------      ---------    ----------    ----------

Cash and cash equivalents used by investing activities:
       Purchase of property and equipment                           (14,208)       (37,045)     (125,390)     (168,334)
       Other                                                            375         (1,200)             -     (114,460)
                                                                        ---         -------             -     ---------
                                                                    (13,833)       (38,245)     (125,390)     (282,794)

Cash and cash equivalents provided/(used) by financing
activities                                                           (1,352)          2,128         (621)      (28,075)
                                                                     -------          -----         -----      --------

Decrease in cash and cash equivalents                               (75,793)      (114,313)     (345,722)     (469,853)

Cash and cash equivalents at beginning of period                   1,107,305      1,483,744     1,377,234     1,839,284
                                                                   ---------      ---------     ---------     ---------

Cash and cash equivalents at end of period                        $1,031,512     $1,369,431    $1,031,512    $1,369,431
                                                                  ==========     ==========    ==========    ==========



Non-cash transactions
---------------------

During the quarter ended December 31, 2001, the Company purchased 30,000 shares of treasury stock in exchange for a $75,000 note receivable from an officer and $5,100 in unpaid accrued interest on said note.

During the nine months ended December 31, 2002 and 2001, the Company issued a 5% stock dividend to shareholders of record on August 14, 2002 and shareholders of record on August 13, 2001, respectively.

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

Interim Financial Statements:
-----------------------------

         The unaudited interim financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2003. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2002.

Earnings (Loss) Per Common and Common Equivalent Share:
-------------------------------------------------------

         Basic earnings (loss) per share include no dilution and are computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Diluted earnings (loss) per share for the three and nine month periods ended December 31, 2001 include no dilution, as inclusion of stock options would have been anti-dilutive.

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 2.
                                 Stock Dividend
--------------------------------------------------------------------------------

On June 27, 2002, the Company declared a five percent stock dividend to shareholders of record as of August 14, 2002. On August 15, 2002, the Company issued 59,714 share of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares have been charged to retained earnings and common stock. Earnings (loss) per common share, weighted average shares outstanding, and all stock options have been restated to reflect the five percent stock dividend.

 -------------------------------------------------------------------------------

                                     Note 3.
                            Earnings (Loss) Per Share
--------------------------------------------------------------------------------


                                                             Three Months Ended              Nine Months Ended
                                                                December 31,                   December 31,
                                                                  2002           2001            2002           2001
                                                                  ----           ----            ----           ----

Basic EPS

Net Income (Loss)                                             $151,478     $(495,600)         $33,976    $(450, 343)
                                                              ========     ==========         =======    ===========

Weighted average number of shares outstanding                1,249,821      1,191,972       1,252,778      1,181,435
                                                             =========      =========       =========      =========

Basic earnings (loss) per share                                  $0.12        $(0.42)           $0.02        $(0.38)
                                                                 =====        =======           =====        =======

Diluted EPS

Net Income (Loss)                                             $151,478     $(495,600)         $33,976    $(450, 343)
                                                              ========     ==========         =======    ===========

Weighted average number of shares outstanding                1,249,821      1,191,972       1,252,799      1,181,435

Effect of dilutive securities:
  Stock options                                                104,125              0         120,159              0
                                                               -------              -         -------              -

Total common shares + assumed conversions                    1,353,946      1,191,972       1,372,958      1,181,435
                                                             =========      =========       =========      =========

Per Share Amount                                                 $0.11        $(0.42)           $0.02        $(0.38)
                                                                 =====        =======           =====        =======


                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

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

For the nine month periods ended December 31, 2002 and 2001, the Company incurred $21,087 and $76,530 in costs associated with this dispute, respectively. As the lawsuit is still pending, the Company anticipates it will incur additional costs, however, those costs cannot be estimated at this time. The Company has elected to charge these expenses to operating expenses, as incurred. A trial date has been set for February 25, 2003.

--------------------------------------------------------------------------------

                                     Note 5.
                                Severance Charges
--------------------------------------------------------------------------------

In response to decreased sales volume and increased operating losses, the Company made personnel cuts during the three month period ended December 31, 2001. In connection with the lay-offs, the Company incurred $42,708 in severance charges.

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to maintain consistent sales volumes, the risk that the U.S. economy may not recover in the short-term, the risk that the Company's newer divisions will not achieve profitability and the risk that the Company may not maintain profitability. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

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

Revenue Recognition:
--------------------
         The Company recognizes a sale when its earnings process is complete. In connection with projects that are to be installed by a customer or an agent of the customer, the sale is recognized when the product is shipped to or possession is taken by the customer. In connection with projects delivered and/or installed by the Company, the sale is recognized upon completion of the delivery when possession is taken by the customer.

Accounts Receivable:
--------------------
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At December 31, 2002 and 2001, the Company established an allowance for doubtful accounts in the amount of $24,000 and $16,000, respectively.

Inventory:
----------
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete inventory. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing a reserve for damaged and obsolete inventory. At December 31, 2002 and 2001, the Company established a reserve in the amount of $50,000.

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

Results of Operations
---------------------
SALES REVENUE
-------------
Sales for the reporting and comparable periods by Division were as follows:

                       Three Months     Three Months                   Nine Months      Nine Months
                     Ended December   Ended December                Ended December   Ended December
                           31, 2002         31, 2001     % Change         31, 2002         31, 2001      % Change
Division                                                 in Sales                                        in Sales
----------------- ------------------ ---------------- ------------ ---------------- ---------------- -------------

Wholesale                $1,358,019         $583,991      132.54%       $3,428,228       $2,493,642        37.48%

Arizona Retail           $1,456,687         $905,761       60.82%       $3,314,662       $3,710,662      (10.67)%

Georgia Retail             $422,195          $47,206      794.37%         $946,302         $147,121       543.21%

California
Retail                     $384,235               $0            -         $919,449               $0             -

Total Retail Sales       $2,263,117         $952,967      137.48%       $5,180,413       $3,857,783        34.28%

Total Sales              $3,621,136       $1,536,958      135.60%       $8,608,641       $6,351,425        35.54%

Sales revenues the three month period ended December 31, 2002 (hereinafter the "reporting quarter") were the strongest ever reported by the Company. Divisional sales revenues for the reported quarter increased sharply over those reported for the three month period ended December 31, 2001 (hereinafter the "comparable quarter") for all of the Company's divisions. These increases were primarily due to a few large sales, not an overall increase in general sales activity. Due to the strength of the sales revenues during the reporting quarter, the Company's sales revenues for the nine month period ended December 31, 2002 (hereinafter the "reporting period") improved 35.5% over the nine month period ended December 31, 2001 (hereinafter the "comparable period").

Approximately $110 thousand of the sales revenues reported for the Arizona Retail division were direct-bill sales revenues. These revenues represent new product sales revenues billed directly to the Company's customer by the new product manufacturer. The manufacturer bills the customers at the manufacturer's cost to the Company plus the Company's margin. The Company reported these sales revenues at the net margin due from the manufacturer, with no associated product costs on the sales. Had the Company billed the customer, these sales would have resulted in approximately $850 thousand of sales revenue with approximately $740 thousand in product costs, resulting in an overall gross margin of approximately 13%.

GROSS MARGIN
------------
The Company's gross profit margins improved significantly from the comparable quarter to the reporting quarter from 2% to 26%, respectively. Gross margin percentages for the reporting period improved from 16% in the comparable period to 22% in the reporting period. These increases were primarily due to increased sales and the effect of fixed overhead cost absorption. In addition, the Company reported approximately $110 thousand in direct-bill sales revenues during the reporting quarter. These sales were reported at the net amount payable to the Company from the manufacturer. The Company's gross margin for the reporting quarter without the effect of these direct-bill sales was approximately 23%.

OPERATING EXPENSES
------------------
The Company's selling and administrative expenses, net of legal disputes and severance charges, decreased from 35.2% of sales in the comparable quarter to 19.3% for the reporting quarter. This improvement is primarily a result of increased sales revenues and the result of fixed cost absorption. The Company's selling and administrative expenses, net of legal disputes and severance charges, for the reporting and comparable periods remained relatively constant at 21.4% and 21.5%, respectively. Although the Company's sales revenues increased 35%, costs associated with the Company's new Georgia and California sales office facilities increased the Company's total selling and administrative expenses and as such, the selling and administrative expenses as a percentage of sales remained consistent with the comparable period.

OTHER INCOME AND EXPENSES
-------------------------
The Company's other income and expenses, which consists primarily of interest income decreased from approximately $10 thousand in the comparable quarter and $26 thousand in the comparable period to approximately $7 thousand and $19 thousand in the reporting quarter and period, respectively. This decrease was primarily as a result of lower returns on our cash investments.

Income Taxes
------------
As of December 31, 2002, the Company accrued an income tax expense of $11,325. As a result of losses reported for the two previous quarters, the Company had recorded an income tax benefit as of September 30, 2002 of $72,500. This income tax benefit was reversed in the reporting quarter, resulting in an income tax expense for the quarter of $83,825. As of March 31, 2002, the Company had a remaining net operating loss carryforward of approximately $99,942.

Financial Condition and Liquidity
---------------------------------
As of December 30, 2002, the Company's cash and cash equivalents totaled $1,031,512. In addition, the Company's net worth and working capital totaled for the reporting period were $3,742,188 and $3,273,674, respectively. This compares to net worth of $3,539,917 and working capital of $3,146,850 for the comparable period. The Company has no long-term debt and $1,000,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. The Company used approximately $220,000 for operating activities during the reporting period. The Company's pre-tax net income, net of depreciation and amortization, for the reporting period was approximately $212,000. The Company received approximately $336,000 in income tax refunds. In addition, the Company generated positive cashflows by reducing inventory approximately $59,000 and increasing accounts payable and accrued expenses by approximately $264,000. These increases were primarily a result of increased sales, purchases and customer deposits. Consistent with the increase in sales, the Company's accounts receivable and prepaid expenses increased during the reporting period by approximately $1,091,000. The Company's average day's sales increased from approximately $27,000 per day for the quarter ended September 30, 2002 to approximately $40,000 per day for the reporting quarter. Collection of accounts receivable improved during the reporting quarter. The average days receivables decreased from 42 days for the quarter ended September 30, 2002 to 35 days for the quarter ended December 31, 2002.

Net cash used by operating activities for the comparable period totaled approximately $159,000. The negative cashflows resulting from the Company's net loss for the comparable period were partially offset by a reduction in the Company's accounts receivables. Reduced sales volumes and improved collections, resulted in reducing the Company's accounts receivable by approximately $650 thousand.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $125,000 for capital expenditures and approximately $600 for employee stock purchase transactions.

During the comparable period, the Company used approximately $168,000 for capital expenditures, primarily related to the purchase of vehicles and equipment for the Georgia location. Additionally, the Company increased its short-term notes receivable investments by $100,000 and used approximately $30,000 to finance the purchase of treasury stock.

Expected Future Cash Flows. Additional cash provided by operations in the near future should closely follow operating income. Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

Forward Looking Statements
--------------------------

SHORT TERM OUTLOOK
------------------

The reporting quarter marks the first profitable quarter since the Company began reporting losses for the quarter ended December 31, 2001. While the Company's operating results for the reporting quarter were a significant turnaround for the Company, management does not expect operating results for the quarter ending March 31, 2003 to be as strong as those of the reporting quarter. The large increase in sales was primarily a result of a few large sales within each of the divisions. Management believes the key to continued profitability is to build consistent results within each division. Significant fluctuation in the Company's sales volume inhibits manufacturing efficiency and lowers the Company's overall gross margin.

The Company's newer divisions in Georgia and California are approaching break-even and their quarterly sales have steadily increased during the current fiscal year. Management is hopeful that these divisions will continue to report steady growth.


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

Finally, management continues to create long-term opportunities for growth and increased gross margins through product and market development projects. The Company finalized the registration of its products with the General Services Administration ("GSA"), which will allow the Company to market directly to the U.S. government on open and closed bid projects. The Company is currently developing marketing material for GSA customers. The Company is also partnering with one of its suppliers to develop a line of clone replacement parts, which will reduce the Company's product costs on new replacement component parts and allow the Company to market these items to other remanufacturers in the industry.

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

Item 3.  Defaults Upon Senior Securities
-----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5. Other Information
-------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                                                 Reference
---               -----------                                                                 ---------

99.1     99.1  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                      1

(1)      Filed  herein

(b) Reports on Form 8-K:

On December 13, 2002, the Company filed a Current Report on Form 8-K announcing by reference under Item 4 that the Company's former principal independent accountant, Moffitt & Company, PC resigned on December 13, 2002. Furthermore, the Company announced the engagement of Renzi, Bernardi, Suarez & Company to serve as the Company's principal independent accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.


Date:    February 13, 2003                   /S/ Scott W. Ryan
                                            ___________________________________
                                            Scott W. Ryan, Chairman


Date:    February 13, 2003                  /S/ Dirk D. Anderson
                                            ____________________________________
                                            Dirk D. Anderson, CEO
                                            (Principal Accounting Officer)

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

Date:  February 13, 2003


/s/ Dirk D. Anderson
------------------------------------
Dirk D. Anderson