Form 10KSB
period 2003-03-31
RECONDITIONED SYSTEMS INC
filed 2003-06-26
CIK 891915

Securities and Exchange Commission
                             Washington D. C. 20549

                                   Form 10-KSB
                                   -----------
(Mark One)
( X )    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2003

                                       or

(    )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________ to ___________.

                         Commission file number 0-20924

                           RECONDITIONED SYSTEMS, INC.
               (Name of small business issuer in its charter)
              Arizona                            86-0576290
(State or other jurisdiction                  (IRS Employer
of incorporation or organization)              Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended March 31, 2003 were $11,511,058.

As of June 19, 2003, the aggregate market value of the Common Stock (based on the closing price as quoted on the Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $1,279,210.

As of June 3, 2003, the number of shares outstanding of the Registrant's common stock was 1,363,555.

Portions of the Registrant's definitive Proxy Statement, dated July 28, 2003, are incorporated herein by reference into Part III of this Report.

Transitional Small Business Disclosure Format.       Yes [ ]No[X].

                                     PART I
                                     ------
Item 1.  Description of Business
--------------------------------
General
-------
Reconditioned Systems, Inc. ("RSI" or the "Company"), an Arizona corporation formed in March 1987, remanufactures and markets modular office workstations consisting of panels, work surfaces, file drawers, book and binder storage and integrated electrical components ("workstations"). The Company specializes in remanufacturing and marketing workstations originally manufactured by Haworth, Inc. ("Haworth"). The Company operates three remanufacturing facilities, one in Arizona, one in Georgia and one in New Mexico. The Company also markets new office furniture product-lines, including office chairs, desks, filing, lighting and other office furniture accessories. The Company markets is products primarily in the continental United States.

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

Principal Line of Business
--------------------------
The Company's principal line of business is the sale of remanufactured Haworth workstations. Historically, these sales have accounted for approximately 70 - 80% of the Company's revenues. For the year ended March 31, 2003, these sales represented approximately 74% of the Company's revenues.

The Company purchases used Haworth workstations from manufacturers, dealers, brokers, and end-users and transports them to one of its three manufacturing facilities located in Arizona, Georgia and New Mexico, where it disassembles and inventories the workstations by component parts, stores, and, upon receipt of purchase orders, reconditions and reassembles the workstations. The remanufacturing process includes sanding, painting, laminating, and reupholstering. Certain parts of the used Haworth workstations the Company purchases are damaged beyond repair and must be replaced with new parts purchased from Haworth dealers, clone parts which the Company purchases from various vendors, and new parts which the Company manufactures from raw materials. The Company markets these remanufactured Haworth workstations throughout the United States. Orders received by the Company range from as few as one workstation to as many as several hundred workstations.

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

Other Lines of Business
-----------------------
The Company derives certain revenues outside of its principal line of business. Other lines of business in which the Company engages include: brokering "as is" used workstations; selling new office furniture produced by other manufacturers (including new modular office furniture, desks, files, and chairs); installing workstations, and remanufacturing product already owned by customers. Historically, these other lines of business have accounted for approximately 20
- 30% of the Company's revenues. For the year ended March 31, 2003, these sales represented approximate 26% of the Company's revenues.

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

On May 1, 2003, the Company purchased Beck Office Systems, Inc., a Haworth remanufacturer located in Albuquerque, New Mexico and Tucson, Arizona (see Item 7. Financial Statements - Footnote 14. Subsequent Event). The primary focus of this purchase is to increase the Company's geographic presence and gain operating synergies.

Inventory and Sources of Supply
-------------------------------
The Company purchases used Haworth workstations throughout the United States through competitive bids or private negotiations with new workstation manufacturers and dealers, used workstation brokers, and end-users. The Company then transports the used Haworth workstations to one of its three manufacturing facilities in Arizona, Georgia and New Mexico, where it disassembles, inventories by component part, and stores the used Haworth workstation components until purchase orders are received which require the various component parts. The Company also inventories new workstation components purchased from Haworth dealers, clone workstation components, and raw materials used in the remanufacturing process. These raw materials include items such as fabric, particleboard, laminate and paint.

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

Remanufacturing Process
-----------------------
The Company's remanufacturing process for used Haworth workstations includes sanding, painting, laminating, and reupholstering. The remanufacturing process also includes replacing certain components with new components purchased from Haworth dealers, clone components purchased from various vendors, or new components manufactured by the Company from raw materials. The Company's facilities in Arizona, Georgia and New Mexico include all of the equipment required to recondition workstations, including closed and open paint booths, paint drying booths, sanding equipment, saws and laminating equipment.

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

In an effort to increase the Company's ability to compete in this changing marketplace, beginning in October 1999, the Company became an authorized dealer of Teknion, a manufacturer of new modular office furniture and expanded its line of filing, seating, lighting and other office furniture accessories. In June 2000, the Company became an authorized dealer of Paoli Office Furniture, a manufacturer of executive freestanding office furniture and tables. The Company offers the Teknion and Paoli lines as an alternative to its remanufactured Haworth workstations. The Company's wholly-owned subsidiary, Beck Office Systems, is an authorized dealer of Kimball Office Furniture and National, manufacturers of new casegoods and seating.

Distribution
------------
The Company markets its products on a wholesale basis to furniture dealerships, design firms and installation companies throughout the United States. The Company employs three full-time employees who concentrate on telemarketing and servicing its wholesale sales and an independent marketing representative who concentrates on market expansion. In recent years, the Company's wholesale sales have comprised as much as approximately 65% of the Company's total sales. For the year ended March 31, 2003, wholesale sales accounted for 41% of the Company's total sales.

The Company operates three retail sales offices doing business under the trade name of "Total Office Interiors," located in the metropolitan areas of Phoenix, Atlanta and Los Angeles. The Company's Arizona sales office has historically generated approximately 40-50% of the Company's total sales. For the year ended March 31, 2003, Arizona retail sales accounted for approximately 38% of the Company's total sales. In August 2001, the Company opened a new manufacturing facility and retail showroom in Georgia. The primary focus of this expansion was to provide another manufacturing hub and sales office to market to customers in the Eastern United States. The Company modeled this new facility after its Arizona manufacturing and sales office. In January 2002, the Company opened a satellite sales office in Sherman Oaks, California. The primary focus of this new sales office is to develop a retail presence in Southern California. These two new divisions accounted for 21% of the Company's total sales for the fiscal year.

On May 1, 2003, the Company purchased, as a wholly-owned subsidiary, Beck Office Systems, a Haworth remanufacturer located in Albuquerque, New Mexico, with sales offices in Albuquerque and Tucson, Arizona. Beck markets its products on a retail basis throughout the United States and Puerto Rico, but primarily in New Mexico, Arizona, Colorado and Texas.

Customers
---------
In addition to the Company's network of authorized dealers, the Company's retail customers range from small businesses to Fortune 500 companies. The Company's customer base also includes various federal, state and local agencies and other governmental entities. In January 2003, the Company finalized the registration of its products with the General Services Administration ("GSA"), which allows the Company to market directly to the U.S. government on open and closed bid projects. The Company is currently developing marketing material for GSA customers. The Company maintains a broad customer base and is not dependent on any one customer.

Personnel
---------
The Company currently has 90 full-time employees of whom 45 are production personnel directly involved in the remanufacturing process, 12 are in the installation department, 24 are in the sales and design departments, and 9 are management and administrative personnel. Beck Office Systems, the Company's wholly-owned subsidiary currently has 56 full-time employees of whom 25 are production personnel directly involved in the remanufacturing process, 15 are in the installation department, 9 are in the sales and design departments, and 7 are management and administrative personnel.

The Company believes that its ability to grow and attain its desired profitability levels depend on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company has employment agreements, which includes severance benefits, with its Chief Executive Officer (see Item 10 - Executive Compensation) and with the President of Beck Office Systems, Inc. (see Item 7. Financial Statements; Footnote 14 - Subsequent Event). None of the Company's personnel are covered by a collective bargaining agreement, and the Company has never suffered a work stoppage. The Company considers its relations with its employees to be excellent.

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

Item 2.  Description of Properties
----------------------------------

The Company presently leases a 58,500 square foot facility in Tempe, Arizona that houses its corporate offices, remanufacturing operation, warehouse space and showroom space. The current lease on the Arizona facility expires April 2006. The Company leases an 18,720 square foot remanufacturing and sales office facility in Norcross, Georgia which expires June 2004 and a 1,968 square foot sale office in Sherman Oaks, California which expires December 2004. The Company's wholly-owned subsidiary, Beck Office Systems, leases a 40,000 square foot facility in Albuquerque used for remanufacturing, warehousing and showroom space. Beck Office Systems also leases approximately 13,000 square feet of additional storage space in Albuquerque, and a 2,500 square foot sale office and warehouse in Tucson. The Company believes its existing facilities are adequate for its current and projected sales volumes. In addition, the Company believes suitable additional space will be available as needed.

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

Item 3.  Legal Proceedings
--------------------------

On March 31, 2003, the Company's lawsuit against its former independent accountant, Semple & Cooper, LLP filed on August 9, 2001 in the Superior Court of Arizona, Maricopa County (Case No. CV2001-013810) was amicably resolved between the parties by settlement and the complaint was dismissed with prejudice.

Item 4.  Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

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



                                  Common Stock
                         ----------------------------------------------------
                         Date                            Low       High
                         ------------------------------- --------- ---------

                         June, 2001                      2.86      3.48
                         September, 2001                 2.20      4.10
                         December, 2001                  2.23      3.00
                         March, 2002                     2.25      2.79
                         June, 2002                      2.17      2.50
                         September, 2002                 1.88      2.45
                         December, 2002                  1.55      2.10
                         March, 2003                     1.14      2.03


The total number of shares of Common Stock of the Company outstanding as of June 12, 2003 was 1,363,555. As of the close of business on June 20, 2003, the number of record holders of the Company's Common Stock was 44 and the number of holders of the Company's Common Stock including beneficial holders of stock held in street name was estimated to be 300.

There were no unregistered sales of the Company's Common Stock during the period covered by this Report.

On August 15, 2002, the Company issued a 5% stock dividend to shareholders of record on August 14, 2002. On August 14, 2001, the Company issued a 5% stock dividend to shareholders of record on August 13, 2001.

The Company has not paid any cash dividends on its Common Stock during the past two fiscal years and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Future earnings, if any, will be retained to fund the development and growth of the Company's business. In addition, state corporate law may, under certain circumstances, restrict the Company's ability to pay dividends.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the risk that the Company may not be able to increase sales revenues, successfully integrate Beck Office Systems, Inc. into its operations and maintain profitability. In addition, the Company's business, operations and financial condition are subject to substantial other risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

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

Accounts Receivable:
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At March 31, 2003 and 2002, the Company established an allowance for doubtful accounts in the amount of $40,000 and $10,500, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete inventory. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing a reserve for damaged and obsolete inventory. At March 31, 2003 and 2002, the Company established a reserve in the amount of $50,000.

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

Results of Operations
---------------------

SALES REVENUE


                                   For the Year      For the Year
                                          Ended             Ended   % Change in
Division                         March 31, 2003    March 31, 2002         Sales
--------                         --------------    --------------    ----------

Wholesale                            $4,750,135        $3,673,660        29.30%

Arizona Retail                       $4,373,357        $4,353,507         0.45%

Georgia Retail                       $1,093,679          $284,923       283.85%

California Retail                    $1,293,887           $17,603       725.02%

    Total Retail                     $6,760,923        $4,656,033        31.13%

Total Sales                         $11,511,058        $8,329,693        38.19%

The Company had sales for the fiscal year ended March 31, 2003 (the "reporting period") of $11.5 million. This compares to $8.3 million for the fiscal year ended March 31, 2002 (the "comparable period"), resulting in an increase of $3.2 million or approximately 38%. Approximately $2.1 million or 25% of this increase was contributed by the Company's newer sales offices in Georgia and California. These increases were primarily due to the new offices establishing a growing customer base. In addition, the Company's wholesale sales improved by approximately $1.1 million or 29.3%. Arizona retail sales remained relatively constant at approximately $4.4 million in the comparable and reporting periods.

GROSS MARGIN
------------
The Company's gross profit margin for the reporting period was 22%, as compared to approximately 17% for the comparable period. The improved margins are primarily a result of the effect of fixed costs on higher sales revenues. The increased gross profit margin for the reporting period is consistent with gross margins reported in prior years on similar sales levels.

OPERATING EXPENSES
------------------
The Company's selling and administrative expenses net of non-standard operating expenses (see Notes 8 and 9 of the Audited Financial Statements) decreased from 22.8% in the comparable period to 21.7% in the reporting period. This percentage did not improve as dramatically as the gross profit percentage due to the fact that the improvement which resulted from fixed costs being spread over higher sales volume was partially offset by higher selling expenses as a result of the new sales offices in Georgia and California.

NON-STANDARD OPERATING EXPENSES
-------------------------------
In response to the lower sales volumes during the comparable period, management made personnel cuts in an effort to reduce future fixed expenditures and improve the company's profitability. Due to these lay-offs, the Company incurred approximately $43 thousand in severance charges during the quarter ended December 31, 2001. In addition to these severance charges, the Company incurred legal fees and other non-recurring income and expenses in connection with the Company's lawsuit against its former independent auditors, Semple & Cooper, LLC (See Item 3. "Legal Proceedings").

OTHER INCOME AND EXPENSES
-------------------------
The Company's other income and expenses, which consist primarily of interest income, decreased by approximately $31 thousand or 57% from the comparable period to the reporting period. This decrease was primarily a result of lower interest rates and decreased cash reserves.



Financial Condition and Liquidity
---------------------------------

Cash Flows from Operating Activities. Net cash provided by operating activities totaled approximately $32,000 for the reporting period. This compares to net cash used by operating activities of approximately $50 thousand for the comparable period. The Company's pre-tax net income, net of the allowance for bad debts, depreciation and amortization, for the reporting period was approximately $278 thousand. The company received approximately $338 thousand in income tax refunds. In addition, the Company generated positive cashflows by reducing inventory approximately $64 thousand and reduced deferred income taxes payable and accrued expenses by approximately $158 thousand. These increases were partially offset by increases accounts receivable and prepaid expenses and a reduction to accounts payable. Consistent with the increased in sales, the Company's accounts receivable and prepaid expenses increased during the reporting period by approximately $783 thousand. The Company reduced its accounts payables during the reporting period by approximately $23 thousand.

Cash Flows from Investing and Financing Activities. During the reporting period, the Company used approximately $134 thousand for the purchase of fixed assets, primarily for the construction of a showroom in the Atlanta office. Net cash used for financing activities totaled approximately $2 thousand, primarily for the purchase of treasury stock.

Expected Future Cash Flows. Cash provided by operations in the near future should closely follow operating income net of budgeted capital expenditures and merger costs associated and related expenditures with the purchase of Beck Office Systems.

In April 2003, the Company borrowed on its available line of credit with M&I Bank and a line of credit from the Company's Chairman of the Board, Scott W. Ryan to fund the purchase of Beck Office Systems, Inc. and to pay down liabilities assumed in the merger (see Note 14 of the Audited Financial Statements.) Management believes current working capital, cash reserves and cash flows from operations are adequate to fund all additional planned expenditures without the need for additional outside financing. As of the date of this report the Company has $650,000 in available borrowings on its $1,000,000 line of credit with M&I Bank (see Note 7 of the Audited Financial Statements.) Furthermore, assuming operating income remains at or above a break-even, management believes the Company will be able to eliminate the remaining $350,000 in borrowings on the line of credit by reducing current inventory levels.

Forward Looking Statements
--------------------------

SHORT TERM OUTLOOK

With the purchase of Beck Office Systems in May 2003, management's short-term focus will be to integrate Beck Office Systems into the Company and to develop and nurture operational synergies between the manufacturing facilities. Initially, the Company will focus on implementing accounting and manufacturing software systems, inventory control and turnover improvements, cost reduction and reporting standardization. Management will also continue to develop and try to build sales stability within each of its operating divisions, particularly the newer sales offices in Atlanta and Los Angeles, and the satellite sales office in Tucson.

LONG TERM OUTLOOK

Management continues to build long-term growth opportunities through product and market development projects. The Company finalized the registration of its products with the General Services Administration ("GSA"), which allows the Company to market directly to the U.S. government on open and closed bid projects. The Company is currently developing its marketing material for GSA customers. The Company also partnered with one of its suppliers to develop a line of clone replacement parts, which will reduce the Company's product costs on new replacement component parts and allow the Company to market these items to other remanufactures in the industry.

Finally, the Company will continue to seek geographic expansion through acquisitions, opening new sales offices and developing relationships with dealerships throughout the United States as opportunities present themselves.

Item 7.  Financial Statements
-----------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Stockholders and Board of Directors of
Reconditioned Systems, Inc.


We have audited the accompanying balance sheets of Reconditioned Systems, Inc. as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Reconditioned Systems, Inc. as of March 31, 2003, and the results of its operations, stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of Reconditioned Systems, Inc. as of March 31, 2002 were audited by other auditors whose report dated May 6, 2002, expressed an unqualified opinion on those statements.

Renzi, Bernardi, Suarez & Co.
Philadelphia, Pennsylvania

May 9, 2003

                           RECONDITIONED SYSTEMS, INC.
                                 BALANCE SHEETS
                             March 31, 2003 and 2002


                                                                                  2003                  2002
                                                                                  ----                  ----
                                                   ASSETS
Current Assets:

       Cash and cash equivalents (Notes 1, 2 and 3)                         $1,274,132           $1,377,234
       Accounts receivable (Notes 1, 3 and 7)                                1,349,365              625,430
       Notes receivable (Note 3 and 4)                                         150,000              150,000
       Corporation income tax receivable                                             0              338,249
       Deferred tax asset, net (Note 11)                                        48,285               62,982
       Inventory (Notes 1 and 7)                                             1,343,157            1,407,923
       Prepaid expenses and other current assets (Note 11)                     186,166              148,790
                                                                               -------              -------

                    Total current assets                                     4,351,105            4,110,608
                                                                             ---------            ---------

Property and Equipment, net:   (Note 1, 6 and 7)                               318,817               391,341
                                                                               -------               -------

Other Assets (Note 7):
       Refundable deposits and other                                            67,034               66,463
                                                                                ------               ------

Total Assets                                                                 $4,736,956           $4,568,412
                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable (Note 3)                                              $553,400             $576,615
       Customer deposits                                                       157,414               84,631
       Accrued compensation and benefits                                       234,862              174,040
       Other accrued expenses and current liabilities                           34,038               24,293
                                                                                ------               ------

                    Total current liabilities                                  979,714              859,579
                                                                               -------              -------

Stockholders' Equity:
       Common stock, no par value; 100,000,000 shares authorized, 1,607,231 and
            1,547,517 shares issued, respectively and 1,254,055 and 1,194,608
            shares outstanding, respectively                                 4,937,873            4,805,258
       Retained earnings/(accumulated deficit)                               (314,327)             (230,247)
                                                                             ---------             ---------

                                                                             4,623,546            4,575,011
       Less: treasury stock, 353,176 and 352,909 shares
                respectively, at cost                                        (866,304)             (866,178)
                                                                             ---------             ---------

                                                                             3,757,242            3,708,833
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $4,736,956           $4,568,412
                                                                             ==========           ==========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002


                                                                             2003            2002
                                                                             ----            ----

Sales                                                                 $11,511,058      $8,329,693

Cost of sales                                                           8,993,136       6,915,237
                                                                        ---------       ---------

Gross profit                                                            2,517,922       1,414,456
                                                                        ---------       ---------

Selling & administrative expenses                                       2,498,230       1,901,257
Severance charges (Note 8)                                                      0          42,708
Lawsuit and legal disputes (Note 9)                                      (23,937)          93,533
                                                                         --------          ------

Income (loss) from operations                                              43,629       (623,042)

Other income (expense):
          Interest income                                                  22,631          54,436
          Other                                                               777             326
                                                                              ---             ---

Net income (loss) before income taxes                                      67,037       (568,280)

Provision for income taxes (expense) benefit
(Note 11)                                                                (16,760)         284,185
                                                                         --------         -------

Net income  (loss)                                                        $50,277      $(284,095)
                                                                          =======      ==========

Earnings (loss) per share (Notes 1 and 13):

          Basic                                                             $0.04        $ (0.24)
                                                                            =====        ========
          Diluted                                                           $0.04        $ (0.24)
                                                                            =====        ========

Weighted average number of shares outstanding:
          Basic                                                         1,253,032       1,192,394
                                                                        =========       =========
          Diluted                                                       1,370,730       1,192,394
                                                                        =========       =========









                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 2003 and 2002


                                    Common Stock      Common Stock         Retained
                                       Shares            Amount            Earnings       Treasury
                                                                          (Deficit)        Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------

Balance at  March 31, 2001             1,174,250        $4,588,844           $267,460   $(757,869)     $4,098,435

Purchase of Treasury
      Shares                            (40,500)                 -                -       (112,025)     (112,025)

Transfer of shares to ESP
   Plan                                    3,522               242                -          8,379          8,621

Retirement of shares from
      ESP Plan                             (841)                                           (2,103)        (2,103)

Stock Dividend                            58,177           216,172          (213,612)      (2,560)              -

Net loss                                       -                 -          (284,095)            -      (284,095)
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at  March 31, 2002             1,194,608        $4,805,258         $(230,247)   $(866,178)     $3,708,833

Purchase of Treasury
      Shares                             (1,435)                 -                  -      (2,904)        (2,904)

Transfer of shares to
      ESP Plan                             3,317           (1,806)                  -        7,888          6,082

Retirement of shares from
      ESP Plan                           (2,149)                64                  -      (5,110)        (5,046)

Stock Dividend                            59,714           134,357          (134,357)            -              -

Net loss                                       -                 -            50,277             -         50,277
                                   -------------- ----------------- ----------------- ------------- --------------

Balance at  March 31, 2003             1,254,055        $4,937,873         $(314,327)   $(866,304)     $3,757,242
                                   ============== ================= ================== ============ ==============










                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002

                                                                          2003          2002
                                                                          ----          ----

Cash Flows from Operating Activities:

        Cash received from customers                                 $10,787,900     $8,948,330
        Cash paid to suppliers and employees                        (11,114,442)     (8,975,076)
        Income taxes received/(paid)                                    336,186         (72,305)
        Interest received                                                 22,631         49,336
                                                                          ------         ------

                 Net cash provided/(used) by
                 operating activities                                    32,275        (49,715)
                                                                         ------        --------

Cash Flows from Investing Activities:

        Investments in short-term notes
        receivable                                                            -        (100,000)
        Purchase of property and equipment                            (132,938)        (254,900)
        Other                                                             (571)         (32,028)
                                                                          -----         --------

                 Net cash used by investing
                 activities                                           (133,509)        (386,928)
                                                                      ---------        ---------

Cash Flows from Financing Activities:

        Purchase of Treasury Stock                                      (2,904)         (31,925)
        Transfers to/from ESP Plan                                       1,036            6,518
                                                                         -----            -----

                 Net cash used by financing
                 activities                                             (1,868)         (25,407)
                                                                        -------         --------

Decrease in cash and cash
   Equivalents                                                        (103,102)        (462,050)
Cash and cash equivalents at beginning of
   Period                                                            1,377,234        1,839,284
                                                                     ---------        ---------

Cash and cash equivalents at end of period                          $1,274,132       $1,377,234
                                                                    ==========       ==========







                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                   For the Years Ended March 31, 2003 and 2002

                                                                                   2003                      2002
                                                                                   ----                      ----

Reconciliation of Net Income/(Loss) to Net Cash
  Provided/(Used) by Operating Activities:

Net Income/(Loss)                                                               $50,277                 $(284,095)

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                         205,462                   115,641
          Provision for doubtful accounts                                        22,000                   (16,500)
          Non-cash portion of officer note buy-out (Note 5)                           -                    (5,100)

Changes in assets and liabilities:

          Accounts receivable                                                   (745,935)                 618,311
          Inventory                                                              64,766                    26,396
          Prepaid expenses and other assets                                    (37,376)                       149
          Income taxes receivable                                               338,249                  (293,508)
          Deferred income taxes receivable                                       14,697                   (62,982)
          Accounts payable and accrued expenses                                 120,135                  (148,027)
                                                                                -------                  ---------

          Net cash provided by operating activities                             $32,275                  $(49,715)
                                                                                =======                  =========


Non-Cash Investing and Financing Activities:

During the year ended March 31, 2003, the Company engaged in the following non-cash investing and financing activities:

o On August 15, 2002, the Company issued a 5% stock dividend to shareholders of record on August 14, 2002.

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




                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                           RECONDITIONED SYSTEMS, INC.
                          Notes to Financial Statements
--------------------------------------------------------------------------------

                                     Note 1.
          Summary of Significant Accounting Policies, Nature of Operations,
                             and Use of Estimates
--------------------------------------------------------------------------------

Nature of Business:
         Reconditioned Systems, Inc. ("RSI" or the "Company"), is a corporation which was incorporated in the State of Arizona in March 1987. The principal business purpose of the Company is the remanufacturing and sale of office workstations comprised of panel systems to customers located throughout the country. In addition, the Company markets new workstations, filing, seating, lighting and other office furniture accessories. The Company markets its products primarily in the continental United States.

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

Accounts Receivable - Trade:
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At March 31, 2003 and 2002, the Company has established an allowance for doubtful accounts in the amount of $40,000 and $10,500, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete items. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing its obsolescence reserve. At March 31, 2003 and 2002, the Company had established a reserve for damaged and obsolete inventory in the amount of $50,000.

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

Deferred Income Taxes:
         Deferred income taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, there is uncertainty of using the operating losses in future periods. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 1.
           Summary of Significant Accounting Policies, Nature of Operations,
                            and Use of Estimates
                                   (Continued)
--------------------------------------------------------------------------------

Stock-Based Compensation (Continued):
         During 1999, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Under this plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85% of its market value. Purchases are limited to 10% of an employee's eligible compensation, up to a maximum of $25,000 per year. An aggregate of 200,000 shares of the Company's common stock are authorized and available for sale to eligible employees. During the years ended March 31, 2003 and 2002, 1,168 and 2,681 shares were issued to employees under the Plan, respectively. These outstanding shares were adjusted for the 5% stock dividends issued on August 15, 2002 and August 14, 2001 to 1,552 and 2,931, respectively.

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

Advertising:
         All direct advertising costs are expensed as incurred. The Company charged to operations $202,245 $146,693 in advertising costs for the years ended March 31, 2003 and 2002, respectively.

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

Recent Accounting Pronouncements:
         In June 2001 and August 2001, the FASB issued the following statements:

                  FASB 141 - Business Combinations
                  FASB 142 - Goodwill and other Intangible Assets
                  FASB 143 - Accounting for Asset Retirement Obligations FASB 144 - Accounting for the Impairment or Disposal of Long-Lived Assets FASB 148 - Accounting for Stock-Based Compensation - Transition and Disclosure

         These FASB statements did not have a material impact on the Company's financial position or results of operations.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 2.
                                 Concentrations
--------------------------------------------------------------------------------

The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 at the financial institutions are insured by the Federal Deposit Insurance Corporation. As of March 31, 2003, the Company had approximately $1,200,000 of uninsured cash.

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

--------------------------------------------------------------------------------

                                     Note 3.
                       Fair Value of Financial Instruments
--------------------------------------------------------------------------------

The Company estimates that the fair value of all financial instruments at March 31, 2003 and 2002 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimate fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimated fair values of the Company's financial instruments (all of which are held for non-trading purposes), are as follows:



                                                         March 31, 2003                       March 31, 2002
                                                         --------------                       --------------
                                                   Carrying                            Carrying
                                                     Amount     Fair Value               Amount        Fair Value
                                                ----------      ----------          -----------        ----------

Cash and cash equivalents                       $1,274,132      $1,274,132          $1,377,234         $1,377,234

Accounts receivable                             $1,349,365      $1,349,365          $  625,430         $  625,430

Short-term note receivable                       $ 150,000       $ 150,000           $ 150,000          $ 150,000

Accounts payable                                 $ 553,400       $ 553,400           $ 576,615          $ 576,615


                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 4.
                                 Note Receivable
--------------------------------------------------------------------------------

As of March 31, 2003 and 2002, the Company held an interest in a note receivable from American Business Financial Services, Inc. in the amount of $150,000, which matures on December 4, 2003 and December 4, 2002, respectively. The uncollateralized note is held for investment purposes and accrues interest quarterly at an annual rate of 7.0% and 8.25%, respectively.

--------------------------------------------------------------------------------

                                     Note 6.
                             Property and Equipment
--------------------------------------------------------------------------------

Property and equipment by major classifications are as follows:


                                           March 31, 2003         March 31, 2002
                                           --------------         --------------

Office furniture and equipment                   $382,282              $331,596
Machinery and equipment                           242,229               227,065
Leasehold improvements                            102,011                47,806
Showroom furniture                                 76,263                64,931
Vehicles                                           67,447                67,447
                                                   ------                ------

                                                  870,233               738,845
Accumulated depreciation                         (551,415)             (347,504)
                                                 --------              --------
                                                 $318,817              $391,341
                                                 ========              ========

Depreciation expense for the years ended March 31, 2003 and 2002 totaled $205,462 and $112,061, respectively.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                     Note 7.
                        Pledged Assets and Line of Credit
--------------------------------------------------------------------------------

As of March 31, 2003, the Company had a $1,000,000 line of credit agreement with M&I Thunderbird Bank. Under this agreement, interest is payable at the bank's base rate. Borrowings on the line of credit may not exceed seventy-five percent (75%) of eligible accounts receivables and thirty percent (30%) of eligible inventory up to $300,000. The line of credit is collateralized by accounts receivable, inventory, property and equipment, and intangibles which total $4,736,956. The agreement contains various covenants by the Company, including covenants that the Company will maintain certain net worth thresholds and ratios, will meet certain debt service coverage ratios, and will not enter into or engage in various types of agreements or business activities without approval from M&I Thunderbird Bank. The line of credit matures on July 31, 2003.

As of March 31, 2003, the Company had no outstanding borrowings on the line of credit and was in compliance with all of the covenants of the agreement.

--------------------------------------------------------------------------------

                                     Note 8.
                                Severance Charges
--------------------------------------------------------------------------------

In response to decreased sales volume and the Company's reported losses during the year ended March 31, 2002, the Company made personnel cuts during the quarter ended December 31, 2001. In connection with the lay-offs, the Company incurred $42,708 in severance charges.

--------------------------------------------------------------------------------

                                     Note 9.
                           Lawsuit and Legal Disputes
--------------------------------------------------------------------------------

On March 31, 2003, the Company's lawsuit against its former independent accountant, Semple & Cooper, LLP filed on August 9, 2001 in the Superior Court of Arizona, Maricopa County (Case No. CV2001-013810) was amicably resolved between the parties by settlement and the complaint was dismissed with prejudice.

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

Future minimum lease payments were as follows at March 31, 2003:


                  March 31,                                   Amount

                  2004                                        $507,364
                  2005                                         443,229
                  2006                                         392,155
                  2007                                          32,728
                                                            ----------
                                                            $1,375,476


Rent expense under operating lease agreements for the years ended March 31, 2003 and 2002 was approximately $460,000 and $350,000, respectively.

--------------------------------------------------------------------------------

                                    Note 11.
                                  Income Taxes
--------------------------------------------------------------------------------

The provision for income taxes consist of the following for the years ended March 31, 2003 and 2002:


                                                     For the Year Ended
                                               March 31, 2003          March 31, 2002
                                               --------------          --------------

Federal
   Current (Benefit)                                   $2,063              $(221,203)
   Deferred (Benefit)                                   7,993                (13,102)
                                                        -----                --------

                                                      $10,056               (234,305)
                                                      -------               ---------
State
   Current                                                  0                       0
   Deferred (Benefit)                                   6,704                (49,880)
                                                        -----                --------

                                                        6,704                (49,880)
                                                        -----                --------

Tax Expense (Benefit)                                 $16,760              $(284,185)
                                                      =======              ==========



                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 11.
                                  Income Taxes
                                   (Continued)
--------------------------------------------------------------------------------

The Company's income tax provisions/(benefit) differ from the amounts computed by applying the federal statutory income tax rate to income before income taxes. Reconciliation to the statutory federal income tax rate is as follows:


                                                              For the Year Ended
                                                        March 31, 2003       March 31, 2002
                                                        --------------       --------------

Income tax at statutory effective rate                         $22,861                  $ 0

Adjustments:
          NOL Carryforward/carryback                           (6,101)            (238,745)
          State taxes, net of federal benefit                        0             (45,440)
          Alternative minimum tax carryforward                       0                    0
                                                                     -                    -

Income Tax Expense (Benefit)                                   $16,760           $(284,185)
                                                               =======           ==========


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              For the Year Ended
                                                        March 31, 2003       March 31, 2002
                                                        --------------       --------------

Deferred tax assets:
     Net operating loss carryforwards                          $72,850             $ 99,942
     Less valuation allowance                                        0                    0
                                                                     -                    -

     Deferred tax asset                                        $72,850             $ 99,942
                                                               -------             --------

Deferred tax liability:
     Property and equipment related                            $24,565             $ 36,960
                                                               -------             --------

Net deferred tax asset                                         $48,285              $62,982
                                                               =======              =======

Summary of valuation allowance:

     Balance at April 1, 2002                                  $           0

      Addition for the year ended March 31, 2003                           0
                                                                ------------

      Balance at March 31, 2003                                $           0
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

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 12.
                              Common Stock Options
--------------------------------------------------------------------------------

During the year ended March 31, 1997, the Board of Directors issued 300,000 common stock options to certain officers and directors with an exercise price of $1.00 per share. During the year ended March 31, 2000, 100,000 of the options were cancelled. The remaining options were subsequently readjusted following the 5% stock dividends issued on August 15, 2001 and August 14, 2002. As of March 31, 2003, these options total 220,500 shares with an exercise price of $0.91 per share.

During the year ended March 31, 1998, the Board of Directors approved the 1997 Employee Stock Option Plan. The Plan authorizes the Company to grant incentive stock options to key employees of the Company. 55,125 shares of common stock are reserved for issuance pursuant to this Plan.

During the year ended March 31, 1999, the Board of Directors issued 6,300 common stock options to certain key employees under the 1997 Employee Stock Option Plan with an exercise price of $3.00. To date, 1,050 of these options have been forfeited. The remaining options were subsequently readjusted following the 5% stock dividends issued on August 15, 2001 and August 14, 2002. As of March 31, 2003, these options total 5,788 with an exercise price of $2.72 per share.

During the year ended March 31, 2000, the Board of Directors issued 4,000 common stock options to certain officers and directors with an exercise price of $2.63. These options were subsequently readjusted to 4,410 options at an exercise price of $2.39 per share. In addition, during the year ended March 31, 2000, the Board of Directors issued 4,907 common stock options to certain key employees under the 1997 Employee Stock Option Plan with an exercise price of $2.63. To date, 1,402 of these options have been forfeited. The remaining options were subsequently readjusted to 3,864 at an exercise price of $2.39 per share.

During the year ended March 31, 2001, the Board of Directors issued 5,000 common stock options to certain officers and directors with an exercise price of $3.00. The Board also issued 10,112 common stock options to certain key employees under the 1997 Employee Stock Option Plan with an exercise price of $3.00, of which 3,792 have been forfeited. These options were subsequently readjusted to 5,512 and 6,968 options, respectively, with an exercise price of $2.72.

During the year ended March 31, 2003, the Board of Directors issued 15,000 common stock options to certain directors with an exercise price of $2.30.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 12.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

Following is a summary of the status of the outstanding stock options for employees, officers and directors during the year ended March 31, 2003 and 2002:

                                                                                                 Weighted Average
                                                                         Number of Options         Exercise Price
                                                                         -----------------         --------------

Outstanding as of March 31, 2001                                                   230,319                  $1.25
        Granted                                                                          0                   3.00
        Exercised                                                                        0                      0
        Forfeited                                                                        0                      0
        Adjustment for 5% stock dividend - August 15, 2001                          11,516                  (.06)
                                                                                    ------                  -----

Outstanding as of March 31, 2002                                                   241,835                  $1.19

        Granted                                                                     15,000                   2.30
        Exercised                                                                        0                      0
        Forfeited                                                                  (6,556)                      0
        Adjustment for 5% stock dividend - August 14, 2002                          11,764                  (.05)
                                                                                    ------                  -----



Outstanding as of March 31, 2003                                                   262,043                  $1.16
                                                                                   =======                  =====



Information relating to the stock options at March 31, 2003, summarized by exercise price, is as follows:




Range                                    Weighted Average          Weighted                      Weighted Average
of                     Shares under        Remaining Life           Average        Exercisable     Exercise Price
Exercise Price               Option               (Years)    Exercise Price             Shares
--------------         ------------     -----------------    --------------        -----------   ----------------

$1.00 - $2.00               220,500                  3.39             $0.91            220,500              $0.91

$2.01 - $2.50                23,274                  5.30             $2.33              8,274              $2.39

$2.51 - $3.00                18,268                  3.00             $2.72             11,301              $2.72

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 12.
                              Common Stock Options
                                   (Continued)
--------------------------------------------------------------------------------

All stock options issued have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended March 31, 2003 and 2002. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts presented below:


                                                                  Year Ended          Year Ended
                                                               March 31,2003       March 31,2002
                                                               -------------       -------------

Net income (loss):
     As reported                                                     $50,277          $(284,095)
     Pro forma                                                       $37,299          $(295,187)

Earnings (loss) per share:
     Basic:
          As reported                                                  $0.04             $(0.24)
          Pro forma                                                    $0.03             $(0.25)

     Diluted:
          As reported                                                  $0.04             $(0.24)
          Pro forma                                                    $0.03             $(0.25)


The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003 and 2002: expected remaining life of options of
5.00 years in 2003 and 6.25 years in 2002, expected volatility of 31%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2003 approximated $0.84.

                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)

--------------------------------------------------------------------------------
                                  Note 13.
                            Earnings (Loss) Per Share
--------------------------------------------------------------------------------

For the years ended March 31, 2003 and 2002, the following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                                                                 March 31,
                                                                                          2003              2002
                                                                                          ----              ----

Basic EPS

Net income (loss)                                                                      $50,277        $(284,095)
                                                                                       =======        ==========

Weighted average number of shares outstanding                                        1,253,032         1,192,394

Basic earnings (loss) per share                                                          $0.04           $(0.24)
                                                                                         =====           =======

Diluted EPS

Net income (loss)                                                                      $50,277        $(284,095)
                                                                                       =======        ==========

Weighted average number of shares outstanding                                        1,253,032         1,192,394

Effect of dilutive securities:
  Stock options                                                                        117,698                 0
                                                                                       -------                 -

Total common shares + assumed conversions                                            1,370,730         1,192,394

Diluted earnings (loss) per share                                                        $0.04           $(0.24)
                                                                                         =====           =======


                           RECONDITIONED SYSTEMS, INC.
                    Notes to Financial Statements (Continued)
--------------------------------------------------------------------------------

                                    Note 14.
                                Subsequent Event
--------------------------------------------------------------------------------

Effective May 1, 2003, Reconditioned Systems, Inc., an Arizona corporation ("RSI") completed its acquisition of Beck Office Systems, Inc., a New Mexico corporation ("Beck"), by means of a merger of Beck with and into RSI Acquisition Sub, Inc., a New Mexico corporation and wholly-owned subsidiary of RSI formed in order to effect the acquisition. The merger was accomplished pursuant to the Agreement and Plan of Merger dated April 24, 2003 and entered into by the respective corporations and certain others and a copy of which was filed as an attachment to the articles of merger with the New Mexico State Corporation Commission on April 29, 2003.

Beck specializes in the remanufacturing of modular office furniture originally manufactured by Haworth, Inc. In addition, Beck retails numerous new office furniture lines. Beck was founded by Daniel and Marjorie Beck in 1983 and now employs approximately 60 employees. Beck is headquartered in Albuquerque, New Mexico and also has a sales office in Tucson, Arizona. Included within the assets acquired from Beck are office, showroom, plant and equipment, located in Albuquerque and Tucson. RSI intends to continue to utilize the assets of Beck in the same manner that they were utilized prior to the merger.

In consideration for the merger which is intended to qualify as a tax free reorganization under Section 368 of the Internal Revenue Code, RSI paid $200,000 in cash and 125,000 shares of restricted RSI common stock, 14,000 shares of which shall revert to RSI in the event the post-closing audit of Beck does not confirm a total stockholders' equity of at least $500,000. The cash portion of the merger consideration was funded through borrowings from Scott W. Ryan, the registrant's Chairman of the Board under a $200,000 note payable dated April 25, 2003. The issuance of RSI common stock was made without general solicitation or advertising pursuant to Section 4(2) of the Securities Act of 1933.

The terms of the merger are fully described in the Agreement and Plan of Merger, which was filed an exhibits to the 8-K filed on May 5, 2003.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

On December 13, 2002 the Registrant's former principal independent accountant, Moffitt & Company, PC resigned. Moffitt & Company, PC's reports on the Company's financial statements for the years ended March 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Moffitt & Company, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On December 13, 2002, the Registrant appointed Renzi, Bernardi, Suarez & Company as the principal independent accountant.
(See the Registrant's filings on Form 8-K December 13, 2002.)

                                    PART III
                                    --------

The information required by Items 9 - 11 of Part III is omitted from this Report by virtue of the fact that the Company will file with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, within 120 days after the end of the fiscal year covered by this Report, a definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Stockholders' Meeting to be held August 29, 2003.

         Material incorporated herein by reference and location in Proxy Statement for 2003 Annual Meeting:


Item No.  Item Description                                     Proxy Statement
--------  -----------------                                     ---------------

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

None.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a)(1)  Exhibits

The following exhibits are filed herewith pursuant to Regulation S-B:

No.               Description                                                          Reference
---               -----------                                                          ---------

2.1      Agreement and Plan of Merger dated as of April 29, 2003 by and among
         Reconditioned Systems, Inc. and all of the outstanding shareholders of
         Beck Office Systems, Inc.                                                     10
3.1      Articles of Incorporation of the Registrant, as amended and restated           3
3.2      Bylaws of Registrant, as amended and restated                                  3
4.1      Form of Common Stock Certificate                                               1
4.5      Registration Rights Agreements                                                 2
*4.10    Options issued to Dirk D. Anderson                                             4
*4.12    Amendment to Options issued to Dirk D. Anderson                                5
*4.14    Options issued to Dirk D. Anderson                                             5
*4.15    Options issued to Scott W. Ryan                                                5
*4.16    Options issued to Scott W. Ryan                                                5
*4.17    Options issued to Scott W. Ryan                                                7
*4.18    Options issued to Dirk D. Anderson                                             7
*4.19    Options issued to Scott W. Ryan                                                7
*4.20    Options issued to Dirk D. Anderson                                             7
10.1     Lease Agreement, dated April 12, 1990 between Boston Safe Deposit
         and Trust Company, as Lessor, and Registrant as Lessee                         1
10.33    Loan document between M&I Thunderbird Bank and the Registrant                  6
10.34    Agreement for Conveyance and Assignment between First Capital Bank
         and Registrant                                                                 8
10.35    Sublease between Iron Mountain Records Management, Inc. and Registrant         8
10.36    Lease agreement between Arden Realty Finance III, LLC and Registrant           9
23.1     Consent the Independent Public Accountants, Moffitt & Company, PC             11
23.2     Consent the Independent Public Accountants, Renzi, Bernardi and Suarez, PC    11
99.1     Certification Pursuant to 18 United States Code Section 1350,
         as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, of Dirk D. Anderson, President and Chief Executive Officer of
         the Company.                                                                  11


         (1)      Filed with Registration Statement on Form S-18, No.
                  33-51980-LA, under the Securities Act of 1933, as declared effective on December 17, 1992
         (2)      Filed with Form 10-KSB on July 13, 1995
         (3)      Filed with Form 10-KSB on July 2, 1996
         (4)      Filed with Form 10-KSB on November 14, 1996
         (5)      Filed with 10-KSB on September 26, 1997
         (6)      Filed with 10-KSB on August 11, 2000
         (7)      Filed with 10-KSB on July 18, 2001
         (8)      Filed with 10-QSB on November 9, 2001
         (9)      Filed with 10-QSB on February 5, 2002
         (10)     Filed with Form 8-K on May 5, 2003
         (11)     Filed herein
         (*)      Indicates a compensatory plan or arrangement

(b)      Reports on Form 8-K:

         On May 5, 2003, the Registrant filed a Current Report on Form 8-K incorporated by reference under Item 4 a copy of the Agreement and Plan of Merger dated as of April 29, 2003 by and among Reconditioned Systems, Inc. and all of the outstanding shareholders of Beck Office Systems, Inc. Included under Item 5 of the same filing, the Company announced it entered into a Settlement Agreement with the registrant's former independent accountant, Semple & Cooper, LLP (`Semple") regarding the lawsuit filed in the Superior Court of Arizona, Maricopa County (Case No. CV2001-013810).

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Reconditioned Systems, Inc.
Date:    June 25, 2003     /s/ Dirk D. Anderson
                           -------------------------------------
                           Dirk D. Anderson, Chief Executive Officer
                           (Principal Finance Officer)

                           /s/ Kerrie A. Leach
                           -------------------------------------
                           Kerrie A. Leach, V.P. of Finance
                           (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    June 25, 2003                /s/ Scott W. Ryan
                                      -------------------------------------
                                      Scott W. Ryan, Chairman

				      /s/ Dirk D. Anderson
                                      -------------------------------------
                                      Dirk D. Anderson, Secretary and Treasurer

			             /s/ Ronald Ziegler
                                     -------------------------------------
                                     Ronald Ziegler, Director

                                  Certification

I, Dirk D. Anderson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Reconditioned Systems, Inc. (the "registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
         13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information related to the registrant particularly during the period in which this report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 25, 2003


/s/ Dirk D. Anderson
------------------------------------
Dirk D. Anderson