Form 10QSB
period 2003-06-30
RECONDITIONED SYSTEMS INC
filed 2003-08-18
CIK 891915

U.S. Securities and Exchange Commission
                             Washington D. C., 20549

                                   Form 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 12, 2003, the number of shares outstanding of the Registrant's common stock was 1,365,461.


Transitional Small Business Disclosure Format.       Yes [ ] No[X]

Item 1










                   PART 1 - CONSOLIDATED FINANCIAL STATEMENTS




                           RECONDITIONED SYSTEMS, INC.



                   Unaudited Consolidated Financial Statements


                                  June 30, 2003

                           RECONDITIONED SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2003 and 2002
                                   (Unaudited)

                                                                                  2003                 2002*
                                                                                  ----                 -----

                                                   ASSETS

Current Assets:
       Cash and cash equivalents                                            $1,222,686           $1,233,496
       Accounts receivable - trade, net of allowance for
          doubtful accounts of approximately  $47,000 and
          $10,500,  respectively                                             1,483,092            1,053,267
       Note receivable                                                         150,000              150,000
       Corporate income tax receivable                                               0              356,249
       Deferred tax asset, net                                                  89,881               67,882
       Inventory                                                             1,984,857            1,337,970
       Prepaid expenses and other current assets                               250,310              314,823
                                                                               -------              -------

                    Total current assets                                     5,180,826            4,513,687
                                                                             ---------            ---------

Property and Equipment, net:                                                   873,564              377,284
                                                                               -------              -------
Other Assets:
       Refundable deposits                                                      37,492               31,903
       Other                                                                    30,142               31,441
                                                                                ------               ------

                                                                                67,634               63,344
                                                                                ------               ------

Total Assets                                                                 $6,122,024          $4,954,315
                                                                             ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                       $924,121             $779,620
       Current maturities on note payable                                      350,000                    -
       Customer deposits                                                       534,513              217,531
       Accrued expenses and other current liabilities                          464,391              289,378
                                                                               -------              -------

                    Total current liabilities                                2,273,025            1,286,529
                                                                             ---------            ---------

Stockholders' Equity:
       Common  stock, no par value; 100,000,000 shares authorized, 1,718,231 and
               1,547,517 issued, respectively and 1,365,461 and 1,194,474
               outstanding,  respectively                                   $5,159,606           $4,805,275
       Retained earnings/(Accumulated deficit)                               (445,302)             (270,992)
                                                                             ---------             ---------

                                                                             4,714,304            4,534,283
       Less: treasury stock, 352,700 and 353,043 shares
                respectively, at cost                                        (865,305)             (866,497)
                                                                             ---------             ---------

                                                                             3,848,999            3,667,786
                                                                             ---------            ---------

Total Liabilities and Stockholders' Equity                                   $6,122,024          $4,954,315
                                                                             ==========          ==========


* Does note include the assets, liabilities and stockholders' equity of Beck Office Systems, Inc., which was acquired on May 1, 2003

                           RECONDITIONED SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

            For the Three Month Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,

                                                                               2003         2002*
                                                                               ----         -----

Sales                                                                    $3,338,281    $2,529,798

Cost of sales                                                             2,733,322     2,039,973
                                                                          ---------     ---------

Gross profit                                                                604,959       489,825

Selling & administrative expenses                                           774,700       559,512
                                                                            -------       -------

Income (loss) from operations                                             (169,741)      (69,687)

Other income (expense):
          Interest income                                                     4,697         6,463
          Interest expense                                                  (5,549)             0
          Other                                                             (4,041)         (421)
                                                                            -------         -----

Net income (loss) before provision for income taxes                       (174,634)      (63,645)

Income tax benefit/(expense)                                                 43,659        22,900
                                                                             ------        ------

Net income (loss)                                                        $(130,975)     $(40,745)
                                                                         ==========     =========

Basic earnings (loss) per share (Notes 1 and 2)                             $(0.10)       $(0.03)
                                                                            =======       =======

Basic weighted average number
          of shares outstanding                                           1,329,428     1,194,607
                                                                          =========     =========

Diluted earnings (loss) per common
         and common equivalent share
         (Notes 1 and 2)                                                    $(0.10)       $(0.03)
                                                                            =======       =======

Diluted weighted average number
         of shares outstanding                                            1,329,428     1,191,607
                                                                          =========     =========


* Does not include the results of operations of Beck Office Sysetems, Inc., which was acquired on May 1, 2003.

                           RECONDITIONED SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Year Ended March 31, 2003 and
                   the Three Month Period Ended June 30, 2003
                                   (Unaudited)


                                    Common Stock      Common Stock         Retained
                                       Shares           Amount             Earnings        Treasury
                                                                          (Deficit)          Stock          Total
---------------------------------- -------------- ----------------- ---------------- -------------- --------------


Balance at  March 31, 2002             1,194,608        $4,805,258         $(230,247)   $(866,178)     $3,708,833

Purchase of Treasury
      Shares                             (1,435)                 -                  -      (2,904)        (2,904)

Transfer of shares to
      ESP Plan                             3,317           (1,806)                  -        7,888          6,082

Retirement of shares from
      ESP Plan                           (2,149)                64                  -      (5,110)        (5,046)

Stock Dividend                            59,714           134,357          (134,357)            -              -


Net income                                     -                 -            50,277             -         50,277

                                   -------------- ----------------- ----------------- ------------- --------------

Balance at  March 31, 2003             1,254,055        $4,937,873         $(314,327)   $(866,304)     $3,757,242

Shares issued in relation to
acquisition of Beck Office
Systems, Inc.                            111,000           222,000                  -            -        222,000

Purchase of Treasury
      Shares                               (300)                 -                  -        (680)          (680)

Transfer of shares to
      ESP Plan                               706             (267)                  -        1,679          1,412

Net loss                                       -                 -          (130,975)            -      (130,975)
                                   -------------- ----------------- ------------------ ------------ --------------

Balance at June 30, 2003               1,365,461        $5,159,606         $(445,302)   $(865,305)     $3,848,999
                                   ============== ================= ================== ============ ==============


                           RECONDITIONED SYSTEMS, INC.

                      CONSOLDIATED STATEMENTS OF CASH FLOWS

            For the Three Month Periods Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 June 30,

                                                                                              2003          2002*
                                                                                              ----          -----



Cash and cash equivalents provided/(used) by operating activities                         $448,413     $(109,599)

Cash and cash equivalents used by investing activities                                   (266,730)       (33,837)

Cash and cash equivalents used by financing activities                                   (233,129)          (302)
                                                                                         ---------          -----

Decrease in cash and cash equivalents                                                     (51,446)      (143,738)

Cash and cash equivalents at beginning of period                                         1,274,132      1,377,234
                                                                                         ---------      ---------

Cash and cash equivalents at end of period                                              $1,222,686     $1,233,496
                                                                                        ==========     ==========



* Does not include the cash flows of Beck Office Systems, Inc., which was acquired on May 1, 2003.

Non-cash transactions

During the quarter ended June 30, 2003, the Company had the following non-cash transactions:

         On May 1, 2003, the Company issued 111,000 shares of the Company's Common Stock in partial consideration for the acquisition of Beck Office Systems, Inc.

During the quarter ended June 30, 2002 the Company had no non-cash transactions.

                           RECONDITIONED SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
--------------------------------------------------------------------------------

                                     Note 1.
                   Summary of Significant Accounting Policies
--------------------------------------------------------------------------------



Basis of Consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Beck Office Systems, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


Interim Consolidated Financial Statements:

         The unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary. Consolidated operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year ending March 31, 2004. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles in the United States. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year that ended March 31, 2003 and the Company's Form 8-K/A incorporated by reference under Item 7 as filed on July 14, 2003.

Earnings (Loss) Per Common and Common Equivalent Share:

         Basic earnings (loss) per share include no dilution and are computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period.

         Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. Diluted earnings (loss) per share for the three month periods ended June 30, 2003 and 2002 include no dilution, as inclusion of stock options would have been anti-dilutive.

                           RECONDITIONED SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

--------------------------------------------------------------------------------

                                     Note 2.
                            Earnings (Loss) Per Share
 -------------------------------------------------------------------------------


                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                        2003              2002
                                                                                        ----              ----

Basic EPS

Net Income (Loss)                                                                 $(130,975)         $(40,745)
                                                                                  ==========         =========

Weighted average number of shares outstanding                                      1,329,428         1,194,607
                                                                                   =========         =========

Basic earnings (loss) per share                                                      $(0.10)           $(0.03)
                                                                                     =======           =======

Diluted EPS

Net Income (Loss)                                                                 $(130,975)         $(40,745)
                                                                                  ==========         =========

Weighted average number of shares outstanding                                      1,329,428         1,194,607

Effect of dilutive securities:
  Stock options                                                                            0                 0
                                                                                           -                 -

Total common shares + assumed conversions                                          1,329,428         1,194,607
                                                                                   =========         =========

Per Share Amount                                                                     $(0.10)           $(0.03)
                                                                                     =======           =======


Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The statements contained in this report that are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that Reconditioned Systems, Inc. (the "Company") may not be able to de-register its common stock under section 12(g) of the Securities Exchange Act of 1934, as amended, the risk that the Company may not be able to maintain consistent sales volumes, the risk that the Company's newer divisions/subsidiary will not achieve profitability, the risk that the Company may not be able to develop operating synergies from the integration of Beck Office Systems, and the risk that the Company may not be successful in developing its GSA marketing program. In addition, the Company's business, operations and financial condition are subject to substantial risks that are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.


Critical Accounting Policies
----------------------------
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.


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

Accounts Receivable:
         Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. The allowance is based upon a review of the individual accounts outstanding and the Company's prior history of uncollectible receivables. At June 30, 2003 and 2002, the Company established an allowance for doubtful accounts in the amount of $47,000 and $10,500, respectively.

Inventory:
         Inventory, which is primarily composed of used office workstations and remanufacturing supplies, is stated at the lower of average cost or market. The Company reviews its inventory monthly and makes provisions for damaged and obsolete inventory. The Company contemplates its ability to alter the size of panels and other workstation components and designs projects so that the workstations are comprised of products currently in inventory in establishing a reserve for damaged and obsolete inventory. At June 30, 2003 and 2002, the Company established a reserve in the amount of $50,000.

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

Results of Operations
---------------------
SALES REVENUE

Sales for the reporting and comparable periods by Division/Subsidiary were as follows:


                                             Three Months Ended June       Three Months Ended           % Change
Division/Subsidiary                                         30, 2003            June 30, 2002           in Sales
------------------------------------------ -------------------------- ------------------------ ------------------

Wholesale                                                 $1,102,422               $1,328,654            (17.0)%

Arizona Retail                                              $812,065                 $826,048             (0.2)%

Georgia Retail                                              $478,087                 $205,150             133.0%

California Retail                                           $286,271                 $169,946              68.4%

Beck Office Systems                                         $659,436                      N/A                  -
----------------------------------------- -------------------------- ------------------------ ------------------

Total Sales                                               $3,338,281               $2,529,798              32.0%
------------------------------------------ -------------------------- ------------------------ ------------------


Sales revenues the three month period ended June 30, 2003 (hereinafter the "reporting period") increased approximately 32% over the three month period ended June 30, 2002 (hereinafter the "comparable period"). This increase was a result of the increased sales generated by the Company's newer divisions/subsidiary. The Company acquired Beck Office Systems on May 1, 2003. Sales generated by this new subsidiary represent approximately 26% of the total increase in sales over the comparable quarter. Sales revenues not including Beck Office Systems' revenues increased 5.8% over the comparable quarter.


Sales for the reporting period consisted of approximately 67% remanufactured furniture sales, approximately 23% new furniture sales and 10% installation revenue. This compares to 79% remanufactured, 15% new furniture and 6% installation for the comparable period.

GROSS MARGIN
------------
The Company's gross profit margins decreased from approximately 19.4% for the comparable period to approximately 18.1% for reporting period. The gross profit margin, not including gross profits generated by Beck Office Systems, was approximately 17.5% for the reporting period. Although the company was able to increase sales over the comparable period, higher new furniture sales adversely affected the overall gross profit margin because new furniture sales have lower margins Beck Office Systems reported a gross profit margin of approximately 20%.

OPERATING EXPENSES
------------------
The Company's selling and administrative expenses, increased from approximately 22% of sales in the comparable period to approximately 23.2% for the reporting period. Beck Office Systems' selling and administrative expenses approximated 28.8% of their reported sales.

OTHER INCOME AND EXPENSES
-------------------------
The Company's other income and expenses, which consists primarily of interest income and expense decreased from approximately $6 thousand in income for the comparable period to approximately $5 thousand in expense for the reporting period. This increased expense was primarily as a result of interest expense on borrowings in association with the purchase of Beck Office Systems.

Financial Condition and Liquidity
----------------------------------
As of June 30, 2003, the Company's cash and cash equivalents totaled $1,222,686. In addition, the Company's net worth and working capital totaled for the reporting period were $3,848,999 and $2,907,801, respectively. This compares to net worth of $3,667,786 and working capital of $3,227,158 for the comparable period. The Company had no long-term debt and $650,000 available on its line of credit through M&I Thunderbird Bank.

Cash Flows from Operating Activities. The Company generated approximately $448 thousand from operating activities during the reporting period. The Company's pre-tax net loss, net of depreciation and amortization, for the reporting period, was approximately $111 thousand. The Company generated positive cashflows by reducing accounts receivable by approximately $162 thousand and increasing accounts payable and accrued expenses by approximately $456 thousand. These increased cashflows were partially offset by an increase in prepaid assets of approximately $46 thousand and increased inventory of approximately $13 thousand.

Net cash used by operating activities for the comparable period totaled approximately $110 thousand. The negative cashflows resulted primarily from increased accounts receivables.

Cash Flows from Investing Activities. During the reporting period, the Company used approximately $188 thousand related to the acquisition of Beck Office Systems. In addition, the Company used approximately $78 thousand for capital expenditures.

During the comparable period, the Company used approximately $34,000 for capital expenditures.

Cash Flows from Financing Activities. During the reporting period, the Company used approximately $233 thousand for financing activities, primarily related to borrowings used to finance the purchase of Beck Office Systems.

During the comparable period, the Company used approximately $600 for financing activities related to employee stock purchase transactions.

Expected Future Cash Flows. Additional cash provided by operations in the near future should closely follow operating income, net of payments on the Company's $350,000 line of credit balance. Management believes current cash reserves and cash flows from operations will be adequate to fund the needs of the Company through the end of the next fiscal year without the need for outside financing.

Forward Looking Statements
--------------------------
SHORT TERM OUTLOOK

Due to the high costs and increasing burden of remaining a small public company in the wake of the Sarbanes-Oxley Act of 2002, the Board has concluded that ending the Company's publicly traded status will create the best opportunity for shareholder value over thenext several years.. The Company plans to file on or about September 30, 2003 a Form 15 certification terminating the registration of the Company's common stock under section 12(g) of the Securities Exchange Act of 1934, as amended, and alleviating the obligation of the Company to file its reports and other disclosures with the SEC. Just prior to such filing, the Company will notify Nasdaq of its intended filing and Nasdaq will cause the Company's shares to be de-listed from the Small Cap market on or just prior to the date of filing. Unless the SEC finds reason to disallow the Company's filing or the Company withdraws its Form 15 filing for some reason, the Company's stock will be de-registered 90 days after the Form 15 filing.

While the Form 15 certification has a 90-day pendency prior to effectiveness, the Company's obligation to file periodic and current reports will cease at the time of filing. As such this quarterly report on Form 10-QSB for the quarter ended June 30, 2003 will likely be the Company's last report to be filed with the SEC for the foreseeable future. Quite irrespective of such relief, shareholders should expect a steady flow of information to continue to be communicated by the Company, as the Company's commitment to keeping its shareholders well informed remains steadfast and of the highest priority. The Company will continue its practice of posting reports and press releases on its website, www.resy.net, under the "Investor Relations" link.

Upon filing of the Form 15 and thereafter, once the Company's Form 15 certification becomes effective, no trading market is expected to exist with respect to the Company's securities and none is expected to develop. As a result, shareholders will be faced with a drastically more limited set of options and opportunities to liquidate their investment in the Company. Further discussion regarding this intended action can be found in the Company's Notice of Annual Meeting of Stockholders ("Proxy Statement") filed on August 15, 2003.


MIDTERM AND LONG- TERM OUTLOOK
-------------------------------

Following the filing of the Form 15, the Company hopes to focus its attention on creation of short-term profitability and long-term opportunities for growth. With the purchase of Beck Office Systems in May 2003, management will continue to focus on developing operating synergies, improving inventory control and turnover, and cost reduction. Particular attention will be focused on building sales stability within the operating divisions and establishing improved marketing programs.

The Company finalized the registration of its products with the General Services Administration ("GSA"), which allows the Company to market directly to the U.S. government on open and closed bid projects. The Company plans to continue to develop and implement its GSA marketing plan.

In addition, the Company will continue to seek geographic expansion through acquisitions, opening new sales offices and developing relationships with dealerships throughout the United States as opportunities present themselves.

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this Quarterly Report on 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer (Chief Finance Officer), as to the effectiveness of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer (Chief Finance Officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of our management's evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

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

(1)      Filed  herein

(b) Reports on Form 8-K:

On July 14, 2003, the Company filed a Current Report on Form 8-K/A incorporated by reference under Item 7 Audited Financial Statements and Pro Forma Financial Information and Exhibits related to the Merger by and among Reconditioned Systems, Inc. and all of the outstanding shareholders of Beck Office Systems, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Reconditioned Systems, Inc.

                                        /s/ Dirk D. Anderson
Date:    August 19, 2003               _______________________________________

                                       Dirk D. Anderson, Chief Executive Officer
                                       (Principal Finance Officer)

                                        /s/ Kerrie A. Leach
Date:    August 19, 2003               _______________________________________
                                       Kerrie A. Leach, V.P. of Finance
                                       (Principal Accounting Officer)

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

Date:  August 19, 2003


/s/ Dirk D. Anerson
------------------------------------
Dirk D. Anderson